Form 10-K
period 2020-12-31
Playtika Holding Corp.
filed 2021-02-26
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-39896

PLAYTIKA HOLDING CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3634591
(State of other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o Playtika Ltd.
HaChoshlim St 8
Herzliya Pituarch, Israel
972-73-316-3251
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PLTK	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date

As of February 22, 2021, the registrant had 409,604,218 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Playtika Holding Corp.’s 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PLAYTIKA HOLDING CORP.
FORM 10-K

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:
Term or Acronym	Definition
ARPDAU	Average Revenue per Daily Active User, (i) the total revenue in a given period, (ii) divided by the number of days in that period, (iii) divided by the average DAUs during the period.
ARPPU
Average Revenue per Paying User, (i) the total revenue derived from the purchase of in-game virtual items in a given period, (ii) divided by the number of days in that period, (iii) divided by the average DPUs during the period.

ASC	Accounting Standards Codification
Bridge Facility	senior secured 363-day bridge loan facility entered into August 20, 2019
Credit Agreement	credit agreement entered into on December 10, 2019, by and among us, the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties thereto, as amended, which included the Credit Facilities, consisting of the Revolving Credit Facility and the Term Loan.
Credit Facilities	our Revolving Credit Facility and Term Loan, each pursuant to the Credit Agreement
DAU
Daily Active User, the number of individuals who played one of our games during a particular day on a particular platform. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks on the same day would be counted as two DAUs. Average DAUs for a particular period is the average of the DAUs for each day during that period

Exchange Act	Securities Exchange Act of 1934, as amended
DPU
Daily Paying User, the number of individuals who purchased, with real world currency, virtual currency or items in any of our games on a particular day. Under this metric, an individual who makes a purchase of virtual currency or items in two different games on the same day is counted as two DPUs. Similarly, an individual who makes a purchase of virtual currency or items in any of our games on two different platforms (e.g., web and mobile) or on two different social networks on the same day could be counted as two DPUs. Average DPUs for a particular period is the average of the DPUs for each day during that period.

Nasdaq	Nasdaq Global Select Market
Revolving Credit Facility	senior secured revolving credit facility, included in the Credit Facilities
SEC	Securities and Exchange Commission
Term Loan	senior secured first lien term loan, included in the Credit Facilities
U.S. GAAP	accounting principles generally accepted in the United States

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated by reference, contain or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our business strategy, plans and our objectives for future operations, are forward-looking statements. Further, statements that include words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "present," "preserve," "project," "pursue," "will," or "would," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Annual Report on Form 10-K, including the documents incorporated by reference, may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•our reliance on third-party platforms, such as the iOS App Store, Facebook, and Google Play Store, to distribute our games and collect revenues, and the risk that such platforms may adversely change their policies;
•our reliance on a limited number of games to generate the majority of our revenue;
•our reliance on a small percentage of total users to generate a majority of our revenue;
•our free-to-play business model, and the value of virtual items sold in our games, is highly dependent on how we manage the game revenues and pricing models;
•our inability to complete acquisitions and integrate any acquired businesses successfully could limit our growth or disrupt our plans and operations;
•we may be unable to successfully develop new games;
•our ability to compete in a highly competitive industry with low barriers to entry;
•we have significant indebtedness and are subject to the obligations and restrictive covenants under our debt instruments;
•the impact of the COVID-19 pandemic on our business and the economy as a whole;
•our controlled company status;
•legal or regulatory restrictions or proceedings could adversely impact our business and limit the growth of our operations;
•risks related to our international operations and ownership, including our significant operations in Israel and Belarus and the fact that our controlling stockholder is a Chinese-owned company;
•our reliance on key personnel;
•security breaches or other disruptions could compromise our information or our players’ information and expose us to liability; and
•our inability to protect our intellectual property and proprietary information could adversely impact our business.

Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results

of Operations” in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I

As used in this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “Playtika,” the “Company,” “we,” “our,” and “us” mean Playtika Holding Corporation and its subsidiaries.

ITEM 1.     BUSINESS

Business Overview

Our mission is to entertain the world through infinite ways to play.

We are one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage our users. We have built best-in-class live game operations services and a proprietary technology platform to support our portfolio of games which enable us to drive strong user engagement and monetization. Our games are free-to-play, and we are experts in providing novel, curated in-game content and offers to our users, at optimal points in their game journeys. Our players love our games because they are fun, creative, engaging, and kept fresh through a steady release of new features that are customized for different player segments. As a result, we have steadily increased our user base and paying users, and we have retained users over long periods of time.

We have primarily grown our game portfolio through acquisitions. Once we acquire games, we enhance the scale and profitability of those games by applying our live operations services and our technology platform, the Playtika Boost Platform. By leveraging this platform, our game studios can dedicate a greater portion of their time to creating innovative content, features, and experiences for players. We also develop new games using our internal development teams and infrastructure, applying learnings from our existing games.

We have a powerful combination of scale, growth and operating cash flow. In the year ended December 31, 2020, we generated $2,371.5 million in revenues, net income of $92.1 million and $941.6 million in Adjusted EBITDA, representing a net income margin of 3.9% and an Adjusted EBITDA Margin of 39.7%.

We were founded in Israel in 2010, when we released our first game, Slotomania, which currently remains the largest game in our portfolio based on revenues. On January 15, 2021, we became a publicly traded company with our common stock traded on the Nasdaq Global Select Market under the ticker symbol “PLTK .”

Our Core Strengths

Portfolio of sustainable, top grossing games with a loyal user base

Our strategy is to focus on a select number of games that we believe have the potential for high revenues and longevity that we can continue to grow through our live operations expertise. Our goal is to create games that are highly engaging and foster social connection among our players. We build long-term, sustainable games by employing a combination of creative and technical staff that includes storytellers, coders, artists, and data-scientists.

We are experts in live operations

We run best-in-class live operations for our games, which drive the successful engagement and monetization of our users. Through our live operations, we actively manage and enhance players’ in-game experiences by analyzing individual gameplay and designing game experiences suited to user preferences. By delivering content, offers, and features to users at the right times during their gameplay, we drive paying user conversion, continued monetization, and long-term paying user retention. Our proprietary Playtika Boost Platform provides each of our game studios with the core technical functionality and live operations services infrastructure needed to run games at scale and rapidly incorporate the latest available functional enhancements.

Our financial discipline drives our success and provides us greater flexibility to deploy capital

Our attractive margin profile is driven by our ability to retain paying users over the long term, our ownership of substantially all of the intellectual property used in our mobile games, and financial discipline. This results in a superior margin profile and cash flow that we can use to reinvest in acquisitions and our business.

Founder-led management team with longstanding tenure at Playtika

We are led by our visionary co-founder, Robert Antokol, who has managed Playtika since inception, transforming the company from a small games business, through numerous acquisitions and steady organic growth, to become one of the largest mobile games platforms in the world. Our 14 senior management team members have been working with us for a median tenure of ten years. The tenure of our executive management team has created a chemistry that reinforces stability in our culture and strategy.

Successful track record of pursuing value accretive acquisitions

Our acquisition strategy is focused on identifying and acquiring games with broad appeal that we believe can benefit from the Playtika Boost Platform, our operational experience, and our live operations services. We maintain a highly disciplined approach to acquisitions, and have a proven history of making acquisitions at attractive prices and achieving meaningful synergies. We have also acquired technology services, enhancing our marketing, artificial intelligence and R&D competencies.

Data-driven performance marketing capabilities drive our high-ROI user acquisition

We leverage our centralized marketing team to achieve efficiencies across our portfolio of games. Our performance marketing capabilities focus on cost-effectively acquiring users. Our user acquisition strategy is centered on a payback period methodology and we optimize spend between the acquisition of new users and the reactivation of inactive players.

Our Live Operations Services and the Playtika Boost Platform

Since our founding, we have developed most of the core technical functionality and services that form the backbone to support our games. We have built these core technical functions and services, and created a scalable, proprietary technology platform, the Playtika Boost Platform, that enhances our live operations services across our games.

The Playtika Boost Platform, which we make available to new games and game studios as soon as they become part of our portfolio, includes:

•Meta-games and monetization events, including tournaments, challenges, and missions;
•Payment systems and payment page optimization tools;
•Loyalty programs;
•Data analytics infrastructure, including business intelligence, simulation, and modelling frameworks and dashboards;
•Tailored user data, including segmentation and grouping, enabling customizable content curation;
•Social gaming infrastructure, including multiplayer game services, match-making algorithms, clans, and intra-game social networking; and
•Customer service, monitoring, disaster recovery, alerts, and security.

There are also a number of additional services we provide to studios, based on their game’s needs and strategies, including:

•Player Journey: Proprietary software that allows game operators to create and deploy personalized game content in real-time without extensive software development;
•Campaign Manager: Suite of tools and systems enabling outbound communication with players (push notifications, email, SMS, etc.);

•Marketing Suite: Enhanced tools for managing user acquisition and retargeting campaigns, and operating ad-monetization and cross-promotion activities;
•Artificial Intelligence / Machine Learning: Software and algorithms to support artificial intelligence and machine learning models to enhance and supplement traditional data analytics;
•Customer Service: Additional tools and software for customer relationship management, account management, and customer service activities; and
•Back Office Services Software (BOSS): Complete suite of back-office support software that helps manage day-to-day game operations and configurations.

Our live operations services and the Playtika Boost Platform are constantly evolving and expanding, as our culture of innovation and optimization allows us to share and implement improvements across our portfolio of games and game studios. The Playtika Boost Platform allows us to analyze data across the full user lifecycle—from user acquisition, through monetization and retention—helping our studios make smarter decisions related to player engagement and monetization. We are able to use our scale to gain significant insight into the operations of our games and refine and implement effective strategies with respect to feature innovation, content cadence, loyalty rewards, game economies, and player segmentation. The Playtika Boost Platform also greatly enhances our acquisition and integration capabilities, providing an effective method to rapidly enhance the infrastructure, growth and success of acquired games and game studios.

Feature Development

We are experts at creating features and player experiences that optimize player engagement, resulting in increased conversion and monetization. We are focused on continuing to implement and enhance features that keep games fresh and increase user engagement, including awarding in-game virtual items, providing engaging new game themes, motifs, challenges and in-game missions, as well as in-game chat and messaging capabilities. We serve these features to our users based on their preferences and the optimal timing during each player’s gameplay.

Our Acquisitions Strategy

We maintain a highly disciplined approach to acquisitions, and have a proven history of acquiring games and game studios at attractive prices and achieving meaningful synergies from each of those games by leveraging our live operations services, including the Playtika Boost Platform. Over the past 8 years, we have successfully acquired a number of mobile games and game studios, including Seriously (2019), Supertreat (2019), Wooga (2018), Jelly Button (2017), House of Fun (2014), World Series of Poker (2013) and Bingo Blitz (2012).

Generally, our strategy involves identifying potential acquisition targets that fall into one of three categories:

•Newly developed or underperforming games with a proven game concept in our core genres to facilitate improvement in engagement, monetization, and retention;
•Established games in our core genres, to increase the trajectory of the games; or
•Acquisitions to enhance our marketing or technology capabilities.

After an acquisition, we seek to integrate the acquired game or game studio into the Playtika Boost Platform, providing access to our technical infrastructure, and we deploy our live operations services. Our ability to quickly integrate acquisitions and realize synergies enables us to compete favorably against other bidders. Additionally, our geographic diversity allows us to integrate acquisition targets, especially studios located in Europe near our other studios and our headquarters in Israel. We view acquisitions as an effective strategy to expand the scale and scope of our mobile games and as a complementary strategy to new game development.

Marketing and Player Lifecycle Management

Over our ten year history, we have gained significant expertise in acquiring new users, converting users to payers, retaining active users, and re-engaging inactive ones. Our success stems from a deep and nuanced understanding of the key aspects of data-based marketing strategies applicable to our industry, including how to measure successful user acquisition as it relates to mobile games, where to allocate marketing spend, how to optimize media buying budgets, and how to design ads that attract users who are likely to install and play our games.

We develop tailored monetization and retention strategies for different parts of our users’ lifecycles, including before they become paying users, after they become paying users, and for users who become inactive. We operate a centralized marketing team that performs key functions like media buying on behalf of our various studios. We have also made acquisitions to bring certain marketing capabilities in house to increase our effectiveness.

Payback period-oriented approach to user acquisition Our disciplined user acquisition strategy is centered on a payback period approach, which focuses on user monetization efforts that recoups our marketing spend during a reasonable timeframe. We focus on efficiently acquiring users that can be active for long periods of time. We acquire users from more than 60 different sources, including mobile ad networks, search and social networks.

We use re-targeting campaigns to reactivate our inactive users. We have recently made significant investments in our measurement and re-targeting capabilities, and intend to continue to focus on these capabilities, particularly as many of our games were released several years ago. We leverage these investments to create personalized retargeting campaigns to re-engage former users.

Our Portfolio of Games

Our portfolio includes 15 games that we actively manage, and our top nine games collectively represented 96.6% of our revenues for the year ended December 31, 2020. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and casino-themed games. For the year ended December 31, 2020, our casual games generated 43.6% of our revenues, with our casino-themed games accounting for the remaining 56.4%. Our oldest and largest game franchises have accounted for a significant portion of our growth. Our two largest games, Slotomania and Bingo Blitz, generated approximately half of our revenues for the year ended December 31, 2020.

Overview of Top 9 Games

•Slotomania is a premier social slots game with an inventory of over 300 original slot games where players earn in-game virtual rewards and virtual coins and have the ability to purchase virtual items, including virtual coins, boosts and other items to further their progression and unlock more virtual rewards.
•Bingo Blitz is a bingo adventure where users progress through various levels in the theme of major global cities and are able to connect with others to earn virtual items and bonuses, including additional virtual coins and power-ups.
•House of Fun features an inventory of over 400 uniquely-themed slot games with a standard leveling system where players earn virtual in-game items including virtual rewards, bonuses and coins progressing through various missions that are updated regularly.
•Caesars Slots features an inventory of over 200 slot games developed to have a look and feel similar to those played in casinos, including high roller lounges only accessible to those with a certain amount of virtual coins and a special “Golden Room” that provides players with exclusive features.
•World Series of Poker is the official social app of the World Series of Poker and allows players to compete with friend and other players to win their own virtual World Series of Poker Bracelet.
•Best Fiends is a classic match-3 game with RPG-like character development featuring an expansive story set in the mystical world of Minutia.
•June’s Journey is a hidden object game that is set in the 1920’s, where players step into the role of amateur detective June Parker to investigate mysterious quests.
•Solitaire Grand Harvest modernizes the classic solitaire game by adding new elements and challenges.
•Board Kings creates a unique social experience by combining elements of city building with traditional board games.

Research and Development

Our research and design team has extensive expertise in creating new content and gameplay features as well as proprietary tools and systems to enable the efficient design, development and implementation of new content and features. For example, we have recently automated certain quality assurance procedures for many of our games, which significantly increased the frequency with which we are able to deploy new content and features for those games, allowing us to create and deploy more content quicker to enhance monetization. We invest heavily in research and development, and approximately 40% of our employees are employed in research and development, which enables us to consistently introduce updates and enhancements to our games on a daily, sometimes hourly, basis.

We have a diverse pool of talent located in game development hubs, including in Israel, Germany, Finland, the United Kingdom, and Canada. This provides us with both a funnel of new, internally developed game concepts, ideas for improvements to our systems, and close relationships with those local game-development communities.
Competition

We face significant competition in all aspects of our business. Our primary competitors include Tencent Holdings, Activision Blizzard, Electronic Arts, Take-Two, Zynga, AppLovin and Product Madness/Big Fish Games. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of offline and online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, breadth and depth of gameplay, ability to create or license compelling content, brand awareness and reputation and access to distribution channels.

We believe these factors, among other things, enable us to compete favorably in the market. Our industry and the markets for our games, however, are highly competitive, rapidly evolving, fragmented and subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. Successful execution of our strategy depends on our continuous ability to attract and retain players, expand the market for our games, convert inactive players into paying users, maintain a technological edge and offer new capabilities to players. In some cases, we compete against gaming operators who could expand their product lines to include more directly competitive games that could compete with our content.

Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical and other resources, and, in some cases, the ability to rapidly combine online platforms with full-time and temporary employees. Internationally, local competitors may have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages we do not offer.

Intellectual Property

We consider our intellectual property rights, including our trademarks, copyrights, and trade secrets, in the aggregate, material to our business. We endeavor to protect our investment in our intellectual property by seeking protection in the jurisdictions where we do business, as appropriate. We generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our games. As of December 31, 2020, we owned approximately 728 registered trademarks in the United States, and approximately 632 registered trademarks in jurisdictions outside of the United States. Additionally, many of the feature elements of our games, including game characters, are subject to copyright protection.

In addition to the intellectual property that we own, we license certain intellectual property from third parties. In particular, we license intellectual property related to our Caesars Slots and World Series of Poker games from CIE. CIE has granted us an exclusive, worldwide and royalty-bearing license to certain intellectual property associated with World Series of Poker through September 23, 2031, and an exclusive, worldwide and royalty-bearing sublicense to certain trademarks and domain names associated with Caesars Slots through December 31, 2026. These licenses permit the development, design, manufacture, offering for sale, advertising, promotion, distribution, sale and use of Caesars Slots and World Series of Poker intellectual property in social and free-to-play games.

We believe the value associated with our brands and the brands licensed from CIE under which we market and license our games contributes to the appeal and success of our games, and our future ability to develop, acquire or license new brand names of similar quality is important to our continued success. Therefore, we continue to invest in the recognition of our brands and the brands we license. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights or declaring their non-infringement of our intellectual property rights. Effective intellectual property protection may not be available in the United States or other jurisdictions where our games are distributed. Further, we may be unable to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses, which could materially harm our business, financial condition, results of operations and prospects. See “Risk Factors—Risks Related to Intellectual Property.”

Government Regulation

We are subject to various state, federal and international laws and regulations that apply to companies operating online, including over the internet and mobile platforms, such as those relating to privacy, data security, consumer protection, protection of minors, advertising and marketing, intellectual property, competition, and taxation, among others, all of which are continuously evolving and developing. As we offer our games in more countries worldwide, foreign jurisdictions may claim we are required to comply with local laws, including in jurisdictions where we have no local presence, offices, or other equipment. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. The scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may conflict. Additional laws in these and other areas affecting our business are likely to be enacted in the future, which could limit or require changes to the ways in which we conduct our business and could both increase our compliance costs and decrease our revenues.

If we become liable under additional laws or regulations, or we are not able to comply with these additional laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, modify our games, or block users from a particular jurisdiction, each of which would harm our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.

Some of our games are based upon traditional casino games, such as slots and poker. We believe that our games and game features do not constitute gambling and are intended for entertainment purposes only. Our games do not offer an opportunity to win real money. However, there is significant opposition in some jurisdictions to social gaming, including social casino gaming, and some jurisdictions have expressed concern that social casino games, in particular, present significant risks of encouraging gambling behavior especially with respect to children and people who already have gambling problems. Anti-gaming groups in several states and countries have specifically targeted social casino games, which could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino gaming specifically. For example, a bill introduced in Australia in 2020 would amend that country’s Interactive Gambling Act of 2001 to ban online social casino games. These opposition efforts could lead to a prohibition on social gaming or social casino gaming altogether, restrict our ability to advertise our games or substantially increase our costs to comply with regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business. Furthermore, in October 2020 and January 2021 plaintiffs in several U.S. states sued Apple and/or Google alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social casino games, including certain of our social casino games. We cannot predict the outcome of these lawsuits and these lawsuits, or similar suits in the future, could cause Google, Apple, or other third-party platform providers to deny our social casino games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our business.

Additionally, the United States Court of Appeals for the Ninth Circuit has previously held that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including us. In April 2018, a putative class action lawsuit was filed against us in federal district court, alleging that certain of our social casino games, among other things, violate Washington State gambling laws and consumer protection laws. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. Additional legal proceedings targeting our games and claiming violations of state or federal laws, including gambling laws, could occur, based on the unique and particular laws of each jurisdiction, particularly as litigation and regulations continue to evolve. See “Item 3—Legal Proceedings” and “Risk Factors—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” for more information.

The widespread implementation of in-game purchases of virtual items and virtual currency in our industry has resulted in the expanded application of existing laws or regulations and has prompted calls for new laws and regulations to address the perceived problems with these virtual items and currency. Calls for legislation have been fueled by complaints from parents whose children have incurred sizeable charges online purchasing virtual currency, “lives” or “power-ups” in order to continue to play or further advance in games advertised as being “free to play.” This may result in legislation affecting how we advertise, operate, and earn revenues in games with these features.

There has been considerable focus on in-game offers to purchase virtual goods or premiums with real world currency (or with virtual in-game currency that can be purchased with real world currency) for which the player doesn’t know prior to purchase the specific digital goods or premiums they will be receiving (sometimes referred to as loot boxes, crates, or mystery prizes). Some commentators have noted that these features are similar to gambling because users are providing something of value for the chance to win a prize, with a large number of prizes having relatively modest value or utility and fewer having significant value or utility. The U.S. Federal Trade Commission, or the FTC, held a public workshop on loot boxes in August 2019, and at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed to minors. Loot boxes have been banned in Belgium and the Netherlands, and gambling regulators in 16 jurisdictions (Austria, Czech Republic, France, Gibraltar, Ireland, Isle of Man, Jersey, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Spain, Washington State, United States, and the United Kingdom) signed an agreement in 2018 to investigate the role of loot boxes in digital games. China has imposed stringent requirements and limitation on the offering of loot boxes including, among other things, that loot boxes cannot be acquired with real money or virtual currency, that all items available in loot boxes must be obtainable through other means, and the odds of winning must be published. Japan has been advancing a self-regulatory approach to loot boxes. The outcome of many of these initiatives is not yet known, but we anticipate there may be legislation forthcoming in at least some of these jurisdictions that could affect how we offer these features which could negatively affect our revenues.

Data Privacy and Security

As an Israeli headquartered company with users around the globe, we collect, process, store, use, and share data, some of which contains personal information, in connection with operating our business. Consequently, our business is subject not only to the Israeli Protection of Privacy Law, 5741-1981, or the PPL, and the Privacy Protection Regulations (Data Security), 5777-2017, but also to a number of U.S. and international laws and regulations governing data privacy and security, including with respect to the collection, processing, storage, use, transmission, sharing, and protection of personal information and other consumer data. Such laws and regulations may be inconsistent across jurisdictions or conflict with other rules. The applicability of these laws and regulations to us, and their scope and interpretation, are often uncertain, particularly with respect to laws and regulations outside the United States.

For example, the European Union has adopted strict data privacy and security regulations. The European Union’s GDPR, which became effective in May 2018, imposes strict requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created new compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. Further, beginning January 1, 2021, we have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed to in the European Union and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, during which period the parties are to discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from European Union member states to the United Kingdom on a long term basis without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

In addition, the scope of data privacy regulations worldwide continues to evolve. Further, new, increasingly restrictive regulations are coming into force all around the world, such as in Thailand and Brazil, but also within the United States. For example, in 2018, California enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020.

In short, the CCPA:

•provides California consumers with new rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared;

•will affect marketing activities due to the CCPA’s broad definitions of personal information and sale, and

•provides for private actions and permits class actions in the event of a data breach which could result in businesses being subject to substantial statutory fines in cases involving thousands of impacted consumers where the business is found to have failed to implement and maintain reasonable and appropriate security procedures.

The effects of the CCPA are significant and have required, and could continue to require, us to modify our data, security, and marketing practices and policies, and to incur substantial costs and expenses in an ongoing effort to comply with the CCPA and other applicable data protection laws Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities.

Israel has also implemented data protection laws and regulations, including the PPL. The PPL imposes certain obligations on the owners of databases containing personal data, including, e.g., a requirement to register databases with certain characteristics, an obligation to notify data subjects of the purposes for which their personal data is collected and processed and of the disclosure of such data to third parties, a requirement to respond to certain requests from data subjects to access, rectify and/or delete personal data relating to them, and an obligation to maintain the security of personal data. In addition, the Protection of Privacy Regulations (Data Security), 5777-2017, that entered into force in May 2018, impose comprehensive data security requirements on the processing of personal data. The Protection of Privacy Regulations (Transfer of Data to Overseas Databases), 5761-2001, further impose certain conditions on cross-border transfers of personal data from databases in Israel. Moreover, the European Commission is currently reevaluating its adequacy decision with respect to the flow of personal data into Israel. A change in this adequacy decision might affect the conditions in which we will be able to transfer personal data from the European Union (and Norway, Liechtenstein and Iceland) into Israel.

Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions. Additionally, the Israel Privacy Protection Authority, or the Privacy Protection Authority, may issue a public statement that an entity violated the PPL, and such a determination could potentially be used against such entity in civil litigation. In July 2020, the Israeli Ministry of Justice indicated that it intends to promote amendments to the PPL designed, among other things, to enhance the Privacy Protection Authority’s investigative and enforcement powers (including powers to impose fines) and to broaden data subject rights.

In addition, there currently are a number of other proposals related to data privacy and security pending before several legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications, or the e-Privacy Regulation, which is currently making its way through the European Union legislative process. The current draft of the e-Privacy Regulation imposes strict opt-in e-marketing rules which potentially require new consents (with limited exceptions for business to business communications) and significantly increases fining powers to the same levels as the GDPR. Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

We are subject to a variety of laws in the United States and other non-U.S. jurisdictions regarding data privacy, cybersecurity, and consumer protection, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to additional data privacy, cybersecurity, and consumer protection laws and regulations in additional jurisdictions. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, modify our games, or block users from a particular jurisdiction, each of which would harm our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

Human Capital

As of December 31, 2020, we had approximately 3,800 employees. We believe our people are one of our most important competitive advantages. We rely on our highly skilled, technically trained and creative employees with desirable skill sets, including game designers, engineers and project managers, to develop new technologies and create innovative games.

To win and keep our talented employees, we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. We offer an array of career development services to our employees including access to professional trainings through our Playtika Academy program or external resources, access to leadership and manager trainings, including our annual leadership workshop and mentoring opportunities. Further, we believe that our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance.

We offer comprehensive compensation and benefits packages to our employees, including, for our U.S. employees, a 401(k) Plan, medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance and life and accidental death disability insurance. Generally, our non-U.S. employees are eligible for welfare benefits, annual vacation leave, sick leave, convalescence pay, transportation expense reimbursement, advanced study funds, life and disability insurance and other customary or mandatory social benefits. We also offer stock-based compensation as a way to attract and retain key talent. See Note 10 to our audited consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-based compensation” for further discussion of our benefit plans and stock-based compensation.

Website and Available Information

Our principal executive offices are located at HaChoslim St 8 Herzliya Pituarch, Israel and our telephone number is 972-73-316-3251. Our website address is www.playtika.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this filing.

ITEM 1A.     RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our common stock, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

Summary of Risk Factors

The risks more fully described below that relate to our business include, but are not limited to, the following important risks:

•we rely on third-party platforms, such as the iOS App Store, Facebook, and Google Play Store, to distribute our games and collect revenues, and such platforms may adversely change their policies;
•a limited number of games generate a majority of our revenues;
•a small percentage of total users generate a majority of our revenues;
•our free-to-play business model, and the value of virtual items sold in our games, is highly dependent on how we manage the game revenues and pricing models;
•our inability to complete acquisitions and/or integrate acquired businesses successfully could limit our growth or disrupt our plans and operations;
•we may be unable to successfully develop new games;
•we operate in a highly competitive industry with low barriers to entry;
•we have significant indebtedness and are subject to obligations and restrictive covenants under our debt instruments;
•we are controlled by Yuzhu Shi, whose economic and other interests in our business may differ from yours;
•legal or regulatory restrictions or proceedings could adversely impact our business and limit the growth of our operations;
•our international operations and ownership, including our significant operations in Israel and Belarus and the fact that our controlling stockholder is a Chinese-owned company;
•security breaches or other disruptions could compromise our information or the information of our players and expose us to liability; and
•our inability to protect our intellectual property and proprietary information could adversely impact our business.

Risks Related to Our Business

We rely on third-party platforms, such as the iOS App Store, Facebook, and Google Play Store, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

Our games are primarily accessed and operated through platforms operated by Apple, Facebook and Google. Substantially all of the virtual items that we sell to paying players are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2020, 81.6% of our revenues were generated through the iOS App Store, Facebook, and Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

•the platform providers discontinue or limit our access to their platforms;
•governments or private parties, such as internet providers, impose bandwidth restrictions or increase charges or restrict or prohibit access to those platforms;
•the platforms increase the fees they charge us;

•the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies;
•the platforms decline in popularity;
•the platforms adopt changes or updates to their technology that impede integration with other software systems or otherwise require us to modify our technology or update our games in order to ensure players can continue to access our games and content with ease;
•the platforms elect or are required to change how they label free-to-play games or take payment for in-game purchases;
•the platforms block or limit access to the genres of games that we provide in any jurisdiction;
•the platforms impose restrictions or spending caps or make it more difficult for players to make in-game purchases of virtual items;
•the platforms change how the personal information of players is made available to developers or develop or expand their own competitive offerings; or
•we are unable to comply with the platform providers’ terms of service.

If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions, or experienced issues with their features that permit our players to purchase virtual items. Additionally, we rely on two separate third-party online payment service providers to process any payments generated on games accessed and operated on our own proprietary platforms. If either of these third-party service providers is unable to process payments, even for a short period of time, our business would be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we do not adhere to the terms and conditions of our platform providers, the platform providers may take actions to limit the operations of, suspend or remove our games from the platform, and/or we may be exposed to liability or litigation. For example, in August 2020, Epic Games, Inc., or Epic Games, attempted to bypass Apple and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in its game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores, and Apple filed a lawsuit seeking injunctive relief to block the use of Epic Games’ payment system and seeking monetary damages to recover funds made while the updated version of Fortnite was active.

If any such events described above occur on a short-term or long-term basis, or if these third-party platforms and online payment service providers otherwise experience issues that impact the ability of players to download or access our games, access social features, or make in-game purchases, it would have a material adverse effect on our brands and reputation, as well as our business, financial condition and results of operations.

A limited number of games have generated a majority of our revenues, and we may be unable to offset any declines in revenues from our top games.

Our business is dependent on the success of a limited number of games and on our ability to consistently enhance and improve upon games that achieve significant popularity. Historically, we have depended on such games for a majority of our revenues and we expect that this dependency will continue for the foreseeable future. For example, for the years ended December 31, 2020 and 2019, our top two games by revenue, Slotomania and Bingo Blitz, collectively generated approximately half of our revenues for each period. For a game to remain popular and to retain players, we must constantly enhance, expand and upgrade the game with new features, offers, and content that players find attractive. As a result, each of our games requires significant product development, marketing and other resources to develop, launch and sustain popularity through regular upgrades, expansions and new content, and such costs on average have increased over time. Even with these investments, we may experience sudden declines in the popularity of any of our games and fluctuations in the number of daily average users and monthly average users.

If we fail to attract and retain a significant number of new and existing players to our games or if we experience a reduction in the number of players of our most popular games or any other adverse developments relating to our most popular games occur, our market share and reputation could be harmed and there could be a material adverse effect on our business, financial condition and results of operations.

A small percentage of total users have generated a majority of our revenues, and we may be unable to attract new paying or retain existing paying users and maintain their spending levels.

Revenues of free-to-play games typically rely on a small percentage of players who spend moderate or large amounts of money in games to receive special advantages, levels, access and other features, offers, or content. The vast majority of users play for free or only occasionally spend money in games. As a result, compared to all users who play our games in any period, only a small percentage of such users were paying users. For example, for the year ended December 31, 2020, our average Daily Payer Conversion was 2.6%. In addition, a large percentage of our revenues comes from a small subset of these paying users. Because many users do not generate revenues, and each paying user does not generate an equal amount of revenues, it is particularly important for us to retain the small percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our games and could have a material adverse effect on our business, financial condition and results of operations.

We invest in new user acquisition and on monetization strategies to convert users to paying users, retain our existing paying users and maintain or increase the spending levels of our paying users. If our investments on new user acquisition and monetization strategies do not produce the desired results, we may fail to attract, retain or monetize users and may experience a decrease in spending levels of existing paying users, any of which would result in lower revenues for our games and could have a material adverse effect on our business, financial condition and results of operations.

We believe that the key factors in attracting and retaining paying users include our ability to enhance existing games and game experiences in ways which are specifically appealing to paying users. These abilities are subject to various uncertainties, including but not limited to:

•our ability to provide an enhanced experience for paying users without adversely affecting the gameplay experience for non-paying users;
•our ability to continually anticipate and respond to changing user interests and preferences generally and to changes in the gaming industry;
•our ability to compete successfully against a large and growing number of industry participants with essentially no barriers to entry;
•our ability to hire, integrate and retain skilled personnel;
•our ability to increase penetration in, and enter into new, demographic markets;
•our ability to achieve a positive return on our user acquisition and other marketing investments and to drive organic growth; and
•our ability to minimize and quickly resolve bugs or outages.

Some of our users also depend on our customer support organization to answer questions relating to our games. Our ability to provide high-quality effective customer support is largely dependent on our ability to attract, resource, and retain employees who are not only qualified to support our users, but are also well versed in our games. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation and adversely affect our ability to sell virtual items within our games to existing and prospective users.

If we are unable to attract and retain users, especially paying users, it would have a material adverse effect on our business, financial condition and results of operations.

We utilize a free-to-play business model, which depends on players making optional in-game purchases, and the value of the virtual items sold in our games is highly dependent on how we manage the game revenues and pricing models.

Our games are available to players for free, and we generate nearly all of our revenues from the sale of virtual items when players make voluntary in-game purchases. For example, in each of the years ended December 31, 2020 and 2019, we derived 97.1% and 97.5%, respectively, of our revenues from in-game purchases.

Paying users usually spend money in our games because of the perceived value of the virtual items that we offer for purchase. The perceived value of these virtual items can be impacted by various actions that we take in the games, such as offering discounts, giving away virtual items in promotions or providing easier non-paid means to secure such virtual items. If we fail to manage our game economies properly, players may be less likely to spend money in the games, which could have a material adverse effect on our business, financial condition and results of operations.

Unrelated third parties have developed, and may continue to develop, “cheats” or guides that enable players to advance in our games or result in other types of malfunction, which could reduce the demand for in-game virtual items. In particular, for our games where players play against each other, such as our World Series of Poker game, there is a higher risk that these “cheats” will enable players to obtain unfair advantages over those players who play fairly, and harm the experience of those players. Additionally, these unrelated third parties may attempt to scam our players with fake offers for virtual items or other game benefits. These scams may harm the experience of our players, disrupt the economies of our games and reduce the demand for our virtual items, which may result in increased costs to combat such programs and scams, a loss of revenues from the sale of virtual items and a loss of players. As a result, players may have a negative gaming experience and be less likely to spend money in the games, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to complete acquisitions and integrate any acquired businesses successfully could limit our growth or disrupt our plans and operations.

Historically, a significant portion of our growth has been as a result of our acquisition of complementary studios and games, rather than in-house development, including our acquisition of Wooga GmbH, or Wooga, in 2018 and Supertreat GmbH, or Supertreat, in 2019, and Seriously Holding Corp., or Seriously, in 2019, and we anticipate that acquisitions will continue to be an important source of growth in the near future. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify quality games and businesses and complete commercially viable acquisitions. We cannot assure you that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to successfully grow through these types of transactions also depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

•failure to identify acquisition, investment or other strategic alliance opportunities that we deem suitable or available on favorable terms;
•problems integrating acquired businesses, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions, investments or strategic alliances;
•adverse impacts on our overall margins;
•diversion of management’s attention from the day-to-day operations of our existing business;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.

In addition, the expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We would expect to incur incremental costs and capital expenditures related to integration activities. Acquisition transactions may also disrupt our ongoing business, as the integration of acquisitions would require significant time and focus from management and might delay the achievement of our strategic objectives.

If we are unable to identify suitable target businesses, technologies or products, or if we are unable to integrate any acquired businesses, technologies and products effectively, our business, financial condition and results of operations could be materially and adversely affected, and we can provide no assurances that we will be able to adequately supplement any such inability to successfully acquire and integrate with organic growth. Also, while we employ several different methodologies to assess potential business opportunities, the businesses we may acquire may not meet or exceed our expectations.

If we fail to develop or acquire new games that achieve broad popularity, we may be unable to attract new players or retain existing players, which could negatively impact our business.

Developing or acquiring new games that achieve broad popularity is vital to our continued growth and success. Our ability to successfully develop or acquire new games and their ability to achieve broad popularity and commercial success depends on a number of factors, including our ability to:

•attract, retain and motivate talented game designers, product managers and engineers;
•identify, acquire or develop, sustain and expand games that are fun, interesting and compelling to play over long periods of time;
•effectively market new games and enhancements to our new and existing players;
•achieve viral organic growth and gain customer interest in our games;
•minimize launch delays and cost overruns on new games and game expansions;
•minimize downtime and other technical difficulties;
•adapt to player preferences;
•expand and enhance games after their initial release;
•partner with mobile platforms;
•maintain a quality social game experience; and
•accurately forecast the timing and expense of our operations.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop or acquire successful games and launch new games that achieve broad popularity. If we are unable to successfully acquire new games or develop new games in-house, it could have a material effect on our pipeline and negatively affect our growth and results of operations.

We operate in a highly competitive industry with low barriers to entry, and our success depends on our ability to effectively compete.

The mobile gaming industry is a rapidly evolving industry with low barriers to entry, and we expect more companies to enter the industry and a wider range of competing games to be introduced. As a result, we are dependent on our ability to successfully compete against a large and growing number of industry participants. In addition, the market for our games is characterized by rapid technological developments, frequent launches of new games and enhancements to current games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences. Our competitors may adapt to an emerging technology or business model more quickly or effectively, developing products and games or business models that are technologically superior to ours, more appealing to consumers, or both. Potential new competitors could have significant resources for developing, enhancing or acquiring games and gaming companies, and may also be able to incorporate their own strong brands and assets into their games or distribution of their games. We also face competition from a vast number of small companies and individuals who may be successful in creating and launching games and other content for these devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. New game developers enter the gaming market continuously, some of which experience significant success in a short period of time. A significant number of new titles are introduced each day.

In addition, the high ratings of our games on the platforms on which we operate are important as they help drive users to find our games. If the ratings of any of our games decline or if we receive significant negative reviews that result in a decrease in our ratings, our games could be more difficult for players to find or recommend. In addition, we may be subject to negative review campaigns or defamation campaigns intended to harm our ratings. Any such decline may lead to loss of users and revenues, additional advertising and marketing costs, and reputation harm.

Additionally, if our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. For example, Apple recently developed its own video game subscription service, Apple Arcade, which may compete further with our games. Increased competition and success of other brands, genres, business models and games could result in, among other things, a loss of players, or negatively impact our ability to acquire new players cost-effectively, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future business partners or third-party software providers. By doing so, these competitors may increase their scale, their ability to meet the needs of existing or prospective players and compete for similar human resources. If we are unable to compete effectively, successfully and at a reasonable cost against our existing and future competitors, our results of operations, cash flows and financial condition would be adversely impacted.

Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk, limit our ability to react to changes in the economy, and prevent us from making debt service payments. In addition, we are subject to obligations and restrictive covenants under our debt instruments that may impair our ability to operate or with which we may not be able to maintain compliance.

We are a highly leveraged company. Our indebtedness includes senior secured credit facilities, which we refer to herein as the Credit Facilities, consisting of a $550 million senior secured revolving credit facility, which we refer to herein as the Revolving Credit Facility, and a $2,500 million senior secured first lien term loan, which we refer to herein as the Term Loan. The Credit Facilities were provided pursuant to a credit agreement, which we refer to herein as the Credit Agreement, dated as of December 10, 2019, by and among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties thereto, as amended. As of December 31, 2020, we had $2,375.0 million aggregate principal amount of outstanding indebtedness, in addition to $350 million available for borrowing under our Revolving Credit Facility at that date. In January 2021, we increased the borrowing capacity of the Revolving Credit Facility from $350 million to $550 million. For the year ended December 31, 2020, we made net principal payments of $125.0 million and paid $182.4 million for interest.

Our substantial indebtedness could have important consequences for us, including, but not limited to, the following:

•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, acquisitions, research and development, strategic initiatives or other purposes;
•make it more difficult for us to satisfy our obligations, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, financial covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness, thereby reducing funds available to us for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our operations or business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that are less leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploring;
•increase our vulnerability to general adverse economic industry and competitive conditions;
•restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies, or exploiting business opportunities;
•potentially limit the amount of net interest expense that we and our subsidiaries can use in the future as a deduction against taxable income under applicable tax laws;
•cause us to make non-strategic divestitures;
•limit, along with the financial and other restrictive covenants in the agreements governing our indebtedness, among other things, our ability to borrow additional funds, make investments or dispose of assets;
•limit our ability to repurchase shares and pay cash dividends; and
•expose us to the risk of increased interest rates.

In addition, our Credit Agreement contains a financial covenant applicable to the Revolving Credit Facility thereunder and restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest, including our ability to, among other things:

•incur additional debt under certain circumstances;

•create or incur certain liens or permit them to exist;
•enter into certain sale and lease-back transactions;
•make certain investments and acquisitions;
•consolidate, merge or otherwise transfer, sell or dispose of our assets;
•pay dividends, repurchase stock and make other certain restricted payments; or
•enter into certain types of transactions with affiliates.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. In the event of such default, the lenders under our Credit Agreement could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement. If new indebtedness is added to our current debt levels, the related risks described above could intensify. Additionally, the Term Loan matures in December 2024 and the Revolving Credit Facility matures in September 2024. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Agreement or from new indebtedness in an amount sufficient to enable us to pay or refinance our indebtedness or to fund our other liquidity needs.

We intend to explore potential opportunities to refinance our Term Loan, although we do not have agreements or commitments for such refinancing at this time. We may not be able to refinance our Term Loan at comparable interest rates, on commercially reasonable terms or at all. If such refinancing indebtedness is not available at interest rates comparable to our existing indebtedness our interest expense could materially increase, which would have a negative impact on our results of operations. If we cannot timely refinance our Term Loan, we may have to take actions such as issuing additional equity and reducing, delaying or foregoing capital expenditures, strategic acquisitions and investments. We cannot assure you that any such actions, if necessary, could be implemented on commercially reasonable terms or at all.

Our ability to successfully attract in-game advertisers depends on our ability to design an attractive advertising model that retains players.

While the vast majority of our revenues are generated by in-game purchases, a growing portion of our revenues are generated from the sale of in-game advertisements. For example, in each of the years ended December 31, 2020 and 2019, we derived 2.9% and 2.5%, respectively, of our revenues from in-game advertising. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. Alternatively, if our advertising inventory is unavailable and the demand exceeds the supply, this limits our ability to generate further revenues from in-game advertising, particularly during peak hours and in key geographies. Further, a full inventory may divert advertisers from seeking to obtain advertising inventory from us in the future, and thus deprive us of potential future in-game advertising revenues. This could have a material adverse effect on our reputation and our business, financial condition and results of operations.

In addition, if we include in-game advertising in our games that players view as excessive, such advertising may materially detract from players’ gaming experiences, thereby creating player dissatisfaction, which may cause us to lose players and revenues, and negatively affect the in-game experience for players making purchases of virtual items in our games.

If we develop new games that achieve success, it is possible that these games could divert players of our other games without growing the overall size of our network, which could harm our results of operations.

As we develop new games, it is possible that these games could cause players to reduce their playing time and purchases in our other existing games without increasing their overall playing time or purchases. In addition, we also may cross-promote our new games in our other games, which could further encourage players of existing games to divert some of their playing time and spending on existing games. If new games do not grow or generate sufficient additional revenues to offset any declines in purchases from our other games, our revenues could be materially and adversely affected.

Yuzhu Shi controls us through his indirect interest in Playtika Holding UK II Limited and its ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

As of December 31, 2020, Yuzhu Shi controls shares representing a majority of our combined voting power through his indirect interest in Playtika Holding UK II Limited, or Playtika Holding UK. As long as Yuzhu Shi continues to control shares representing a majority of our voting power, he will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors (unless supermajority approval of such matter is required by applicable law and our amended and restated certificate of incorporation). In the ordinary course of his business activities, Yuzhu Shi may engage in activities where his interests may not be the same as, or may conflict with, the interests of our other stockholders. Even if Yuzhu Shi were to control less than a majority of our voting power, he may be able to influence the outcome of corporate actions so long as he controls a significant portion of our voting power.

Our stockholders are not able to affect the outcome of any stockholder vote while Yuzhu Shi controls the majority of our voting power (or, in the case of removal of directors, two-thirds of our voting power). Due to his ownership and rights under our amended and restated certificate of incorporation and our amended and restated bylaws, Yuzhu Shi controls, subject to applicable law, the composition of our board of directors, which in turn controls all matters affecting us, including, among other things:

•any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our board of directors, additional or replacement directors;
•any determinations with respect to mergers, business combinations or disposition of assets;
•determination of our management policies;
•determination of the composition of the committees on our board of directors;
•our financing policy;
•our compensation and benefit programs and other human resources policy decisions;
•changes to any other agreements that may adversely affect us;
•the payment of dividends on our common stock; and
•determinations with respect to our tax returns.

In addition, the concentration of Yuzhu Shi’s ownership could also discourage others from making tender offers, which could prevent holders from receiving a premium for their common stock. Because Yuzhu Shi’s interests may differ from ours or from those of our other stockholders, actions that he takes with respect to us, as our controlling stockholder, may not be favorable to us or to you or our other stockholders.

Changes to digital platforms’ rules, including those relating to “loot boxes,” or the potential adoption of regulations or legislation impacting loot boxes, could require us to make changes to some of our games’ economies or design, which could negatively impact the monetization of these games reducing our revenues.

In December 2017, Apple updated its terms of service to require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within each loot box to customers prior to purchase. Google similarly updated its terms of service in May 2019. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened. The player will always receive one or more virtual items when he or she opens the loot box. In the event that Apple, Google, or any of our other platform providers changes its developer terms of service to include more onerous requirements or if any of our platform providers were to prohibit the use of loot boxes in games distributed on its digital platform, we would be required to redesign the economies of the affected games in order to continue distribution on the impacted platforms, which would likely cause a decline in the revenues generated from these games and require us to incur additional costs.

In addition, there are ongoing academic, political and regulatory discussions in the United States, Europe, Australia and other jurisdictions regarding whether certain game mechanics, such as loot boxes, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, the Federal Trade Commission, or FTC, held a public workshop on loot boxes in August 2019, at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18, the United Kingdom’s Department for Digital, Culture, Media and Sport announced in June 2020 it will launch a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior l in connection with the UK government’s review of the 2005 Gambling Act (the principle gambling regulation in the United Kingdom), and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In October 2020, a Netherlands district administrative court upheld an administrative order by the Dutch gambling authority demanding that Electronic Arts remove certain loots boxes from one of its games because they violated Dutch gambling laws and recommended a maximum fine of 10 million euros for non-compliance with the administrative order. For the first time, the Dutch district administrative court ruled that virtual items can constitute a prize for purposes of gambling legislation. While no other court has adopted a similar definition of prize and there has been opposition to the idea that virtual items can be prizes under gambling laws from the European Parliament and others, it is possible that other courts or regulatory agencies will adopt similarly broad definitions of prize. Additionally, after being restricted in Belgium and the Netherlands, the United Kingdom House of Lords has recently issued a report recommending that loot boxes be regulated within the remit of gambling legislation and regulation. See “Business—Government Regulation.”

In some of our games, certain mechanics may be deemed to be loot boxes. New regulations by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games due to disclosure or other regulatory requirements, impact player engagement and monetization, or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations.

There is significant opposition in some jurisdictions to social gaming, including social casino games. In September 2018, the World Health Organization added “gaming disorder” to the International Classification of Diseases, defining the disorder as a pattern of behavior characterized by impaired control over gaming and an increase in the priority of gaming over other interests and daily activities. Additionally, the public has become increasingly concerned with the amount of time spent using phones, tablets and computers per day, and these concerns have increased as people spend more time at home and on their devices over the course of the stay-at-home orders caused by the COVID-19 pandemic. Some states or countries have anti-gaming groups that specifically target social casino games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino games specifically. These could result in a prohibition on interactive social gaming or social casino games altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business.

In a recent case, the U.S. Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including us. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Item 3—Legal Proceedings.”

In September 2018, sixteen gambling regulators signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino gaming. The regulators committed to work together to analyze the characteristics of video games and social gaming, and to engage in an informed dialogue with the video game and social gaming industries to ensure the appropriate and efficient implementation of applicable laws and regulations. The regulators also indicated they would work closely with their consumer protection enforcement agencies. In May 2019, the regulators presented their conclusions and encouraged national consumer protection authorities to continue to be involved in the debate over the blurring of lines between gambling and video game products, while recognizing that ultimately whether these activities trigger the implementation of gambling regulation would depend on each nation’s gambling definition. We cannot predict the likelihood, timing, scope or terms of any actions taken as a result of the declaration, the gambling regulators’ resulting conclusions or any future declarations.

Consumer protection concerns regarding games such as ours have been raised in the past and may again be raised in the future. These concerns include: (i) whether social casino games may be shown to serve as a gateway for adolescents to real money gambling; (ii) methods to limit the ability of children to make in-game purchases, and (iii) a concern that mobile game companies are using big data and advanced technology to predict and target “vulnerable” users who may spend significant time and money on mobile games in lieu of other activities. Such concerns could lead to increased scrutiny over the manner in which our games are designed, developed, distributed and presented. We cannot predict the likelihood, timing or scope of any concern reaching a level that will impact our business, or whether we would suffer any adverse impacts to our results of operations, cash flows and financial condition.

Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition.

We have been party to, are currently party to, and in the future may become subject to additional legal proceedings in the operation of our business, including, but not limited to, with respect to consumer protection, gambling-related matters, employee matters, alleged service and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments.

For example, in April 2018, a putative class action lawsuit, Sean Wilson, et al. v. Playtika LTD, Playtika Holding Corp. and Caesars Interactive Entertainment, Inc., was filed against us in federal district court directed against certain of our social casino games, including Caesars Slots, Slotomania, House of Fun and Vegas Downtown Slots. The plaintiff alleged that our social casino games violate Washington State gambling laws and consumer protection laws. In August 2020, we entered into a settlement agreement, which was approved by the court in February 2021, to settle the Sean Wilson litigation. In addition, in December 2016, both a trademark infringement lawsuit was filed in Canadian court by Enigmatus, s.r.o. against Playtika Ltd., our subsidiary, and CIE regarding our use of the Slotomania trademarks, and a copyright lawsuit was filed against Wooga in a German court by a former freelance writer for additional remuneration. In October 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd., our subsidiary, and CIE in U.S. District Court, District of Nevada. The plaintiff alleges that we and CIE are infringing certain patents related to plaintiff’s games and is seeking monetary damages. See “Item 3—Legal Proceedings.”

Furthermore, our games may be implicated in lawsuits where we are not the named defendants. For example, in October 2020 and January 2021 plaintiffs in several U.S. states sued Apple and/or Google alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social casino games, including certain of our social casino games. These lawsuits, or similar suits in the future, could cause Google, Apple, or other third-party platform providers to deny our social casino games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our results of operations, cash flows, or financial condition.

Additional legal proceedings targeting our games and claiming violations of state or federal laws could occur, based on the unique and particular laws of each jurisdiction, particularly as litigation claims and regulations continue to evolve. We cannot predict the outcome of any legal proceedings to which we may be a party, any of which could have a material adverse effect on our results of operations, cash flows or financial condition.

We rely on a limited number of geographies for a significant portion of our revenues.

Although we have players across the globe, we derive a significant portion of our revenues from a limited number of countries and are dependent on access to those markets. For example, for the year ended December 31, 2020, 70.4% of our revenues were derived from users located in the United States and 95.9% from users located in the United States, Canada,

Europe and Australia. Our ability to retain paying players depends on our success in these geographies, and if we were to lose access to these markets or experience a decline in players in these geographies for any reason, it would have a material adverse effect on our business, financial condition and results of operations.

The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

The recent COVID-19 pandemic, epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China, and although there are multiple vaccines approved in various jurisdictions for treatment, the demand for the vaccines currently far exceeds the supply in many jurisdictions in which we operate. Although the full extent of the impact from the COVID-19 pandemic on our business is unknown at this time, it could affect the health of our employees, or otherwise impact the productivity of our employees, third-party organizations with which we partner, or regulatory agencies we rely on, which may prevent us from delivering content in a timely manner or otherwise executing our business strategies. We have followed guidance by the U.S. and Israeli governments and the other local governments in which we operate to protect our employees and our operations during the pandemic and have implemented a remote environment for certain of our employees, and, as a result, may experience inefficiencies in our employees’ ability to collaborate. We have also experienced difficulty in our efforts to recruit and hire qualified personnel during this time. The COVID-19 pandemic could also affect the health of our consumers, which may affect sales of our virtual items in our games or result in lower-than-expected attendance at, or the cancellation of, events hosted by us (as has already occurred for a number of scheduled events). In addition, the COVID-19 pandemic has caused an economic recession, high unemployment rates and other disruptions, both in the United States and the rest of the world. Any of these impacts, including the prolonged continuation of these impacts, could adversely affect our business.

We cannot predict the other potential impacts of the COVID-19 pandemic on our business or operations, and there is no guarantee that any near-term trends in our results of operations will continue, particularly if the COVID-19 pandemic and the adverse consequences thereof continue for a long period of time. A third wave of infections, a continuation of the current environment, or any further adverse impacts caused by the COVID-19 pandemic could further deteriorate employment rates and the economy, detrimentally affecting our consumer base and divert player discretionary income to other uses, including for essential items. These events could adversely impact our cash flows, results of operations and financial conditions and heighten many of the other risks described in these “Risk Factors.” In addition, we could experience a decrease in user activity or spending after the COVID-19 pandemic subsides, which could adversely impact our cash flows, operating results, and financial condition.

If general economic conditions decline, demand for our games could decline. In addition, our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which could negatively impact our business.

In-game purchases involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of games and services like ours, during periods in which favorable economic conditions prevail. As a result, our games may be sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our marketing and promotional expenses, in an effort to offset that reduction, and could negatively impact our business. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, pandemics, terrorism, transportation disruptions or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by unemployment, higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels in decreased spending on our games, and could adversely impact our results of operations, cash flows and financial condition.

Our systems and operations are vulnerable to damage or interruption from natural disasters, power losses, telecommunications failures, cyber-attacks, terrorist attacks, acts of war, human errors, break-ins and similar events.

We have in the past and may continue to experience disruption as a result of catastrophic events. For example, we previously maintained an office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. Additionally, our primary offices are located in Israel and we have a large office in Belarus, and are therefore subject to a heightened risk of military and political instability. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.” For more information on risks related to our operations in Belarus, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.”

In the occurrence of a catastrophic event, including a global pandemic like the ongoing COVID-19 pandemic, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in application development, lengthy interruptions in our services, breaches of data security and loss of critical data, such as player, customer and billing data as well as intellectual property rights, software versions or other relevant data regarding operations, and there can be no assurances that our insurance policies will be sufficient to compensate us for any resulting losses, which could have a material adverse effect on our business, financial condition and results of operations.

We primarily rely on skilled employees with creative and technical backgrounds. The loss of one or more of our key employees, or our failure to attract and retain other highly qualified employees in the future, could significantly harm our business.

We primarily rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with several other game companies increases, we may incur significant expenses in continuing this practice. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We are highly dependent on the continued services and performance of our key personnel, including, in particular Robert Antokol, our co-founder, Chief Executive Officer and Chairperson of our board of directors, and our other executive officers and senior management team. In particular, Mr. Antokol oversees our company and provides leadership for our growth and business strategy. Moreover, our success is highly dependent on the abilities of Mr. Antokol’s decision making process with regards to the day-to-day and ongoing needs of our business, as well as his understanding of our company as the co-founder of Playtika. Although we have entered into an employment agreement with Mr. Antokol, the agreement has no specific duration and he can terminate his employment at any time, subject to certain agreed notice periods and post-termination restrictive covenants. We do not maintain key-man insurance for Mr. Antokol or any other executive officer or member of our senior management team.

In addition, our games are created, developed, enhanced and supported in our in-house game studios. The loss of key game studio personnel, including members of management as well as key engineering, game development, artists, product, marketing and sales personnel, could disrupt our current games, delay new game development or game enhancements, and decrease player retention, which would have an adverse effect on our business.

As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we expect to face significant competition from other companies in hiring such personnel as well as recruiting well-qualified staff in multiple international jurisdictions. Furthermore, our competitors may lure away our existing personnel by offering them employment terms that our personnel view as more favorable. As we mature, the incentives to attract, retain and motivate our staff provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

We track certain performance metrics with internal and third-party tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our business.

We track certain performance metrics, including the number of active and paying players of our games using a combination of internal and third-party analytics tools, including such tools provided by Apple, Facebook and Google. Our performance metrics tools have a number of limitations (including limitations placed on third-party tools, which are subject to change unilaterally by the relevant third parties) and our methodologies for tracking these metrics or access to these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal or external tools we use to track these metrics under-count or over-count performance or contain technical errors, the data we report may not be accurate, and we may not be able to detect such inaccuracies, particularly with respect to third-party analytics tools. In addition, limitations or errors with respect to how we measure data (or how third parties present that data to us) may affect our understanding of certain details of our business, which could affect our long-term strategies. We also may not have access to comparable quality data for games we acquire with respect to periods before integration, which may impact our ability to rely on such data. Furthermore, such limitations or errors could cause players, analysts or business partners to view our performance metrics as unreliable or inaccurate. If our performance metrics are not accurate representations of our business, player base or traffic levels, if we discover material inaccuracies in our metrics or if the metrics we rely on to track our performance do not provide an accurate measurement of our business or otherwise change, our reputation may be harmed and our business, prospects, financial condition and results of operations could be materially and adversely affected.

Our business depends on our ability to collect and use data to deliver relevant content and advertisements, and any limitation on the collection and use of this data could cause us to lose revenues.

When our players use our games, we may collect both personally identifiable and non-personally identifiable data about the player. Often, we use some of this data to provide a better experience for the player by delivering relevant content and advertisements. Our players may decide not to allow us to collect some or all of this data or may limit our use of this data. Any limitation on our ability to collect data about players and game interactions would likely make it more difficult for us to deliver targeted content and advertisements to our players. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze player data. If that happens, we may not be able to successfully adapt to player preferences to improve and enhance our games, retain existing players and maintain the popularity of our games, which could cause our business, financial condition, or results of operations to suffer.

Additionally, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or AAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, IDFA, which simplifies the process for Apple users to opt out of behavioral targeting. If players elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertisements would suffer, which could adversely affect our revenues from in-game advertising.

We compete with other forms of leisure activities, and a failure to successfully compete with such activities could have a material adverse effect on our business, financial condition and results of operations.

We face competition for leisure time, attention and discretionary spending of our players. Other forms of entertainment, such as offline, traditional online, personal computer and console games, television, movies, sports and the internet, together represent much larger or more well-established markets and may be perceived by our players to offer greater variety, affordability, interactivity and enjoyment. Consumer tastes and preferences for leisure time activities are also subject to sudden or unpredictable change on account of new innovations, developments or product launches. If consumers do not find our games to be compelling or if other existing or new leisure time activities are perceived by our players to offer greater variety, affordability, interactivity and overall enjoyment, our business could be materially and adversely affected.

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance, and our revenue growth rates may decline in the future compared to prior periods.

We have experienced rapid revenue growth in recent periods, with revenue of $2,371.5 million, $1,887.6 million and $1,490.7 million, for the years ended December 31, 2020, 2019 and 2018. As we continue to grow our business, our revenue growth rates may decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods, a decrease in the growth of our overall market or market saturation, slowing demand for our games, our inability to continue to acquire games or game studios, and our inability to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption, such as those related to the COVID-19 pandemic and related government responses thereto.

Our business may suffer if we do not successfully manage our current and potential future growth.

We have grown significantly in recent years and we intend to continue to expand the scope of the games we provide. Our revenues increased to $2,371.5 million in 2020 from $1,887.6 million in 2019 and $1,490.7 million in 2018. Our anticipated future growth, particularly to the extent that we experience rapid growth, will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. In addition, we will likely have to successfully adapt our existing systems and introduce new systems, expand, train and manage our employees and improve and expand our marketing capabilities. Further, we have grown our business in part by acquiring and integrating complementary businesses and our continued growth will depend to some degree on our continuing ability to find additional commercially viable strategic acquisitions or expanding our internal development.

If we are unable to properly and prudently manage our operations as and to the extent they continue to grow, or if the quality of our games deteriorates due to mismanagement, our brand name and reputation could be severely harmed, and our business, prospects, financial condition and results of operations could be adversely affected.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

We are subject to the periodic reporting requirements of the Exchange Act. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that cash flows generated from our operations, the proceeds from our January 2021 initial public offering and borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings in addition to our Revolving Credit Facility to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial condition and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually take advantage of could be undermined due to changing tax laws, both in the United States and in other applicable jurisdictions, including Israel. In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.

Certain tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

We believe that our Israeli subsidiaries are eligible for certain tax benefits provided to a “Preferred Technology Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 1959, or the Investment Law, including, inter alia, a reduced corporate tax rate on Israeli preferred technology taxable income, as defined in the Investment Law and its regulations. In order to remain eligible for the tax benefits for a Preferred Technology Enterprise our Israeli subsidiaries must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If our Israeli subsidiaries were to fail to continue to meet such conditions, then our Israeli subsidiaries would not be eligible for such tax benefits and our Israeli taxable income would be subject to regular Israeli corporate tax rates. Additionally, if our Israeli subsidiaries increase their activities outside of Israel through acquisitions, their expanded activities might not be eligible for inclusion in future Israeli tax benefit programs.

We could be required to collect additional sales taxes or be subject to other tax liabilities on past sales.

One or more U.S. states or countries may seek to impose incremental or new sales, value added taxes or use or other tax collection obligations on us. While we generally are not responsible for taxes generated on games accessed and operated through third-party platforms, we are responsible for collecting and remitting applicable sales, value added or other similar taxes for revenue generated on games accessed and operated on our own platforms. Historically, we paid taxes on revenue generated from games accessed on our own platforms in U.S. states where we had a sufficient physical presence or “nexus” based on the location of our U.S. offices and servers. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a U.S. state to levy taxes, fees and surcharges for sales made over the internet. Furthermore, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. This is also the case in respect of the European Union, where value added taxes may be imposed on non-European Union companies making digital sales to consumers within the European Union. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, U.S. states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. As a result of the above, we are in the process of evaluating whether our activities give rise to sales, use, value added taxes and any other taxes in additional states or jurisdictions in which we historically have not registered to collect and remit taxes. A successful assertion by one or more U.S. states or other countries or jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties, and could create significant administrative burdens for us or otherwise harm our business.

If certain U.S. federal income tax rules under Section 7874 of the Internal Revenue Code apply to us, such rules could result in adverse U.S. federal income tax consequences.

Generally, Section 7874 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, will apply if (i) a foreign corporation (or pursuant to a plan or a series of related transactions, two or more foreign corporations in the aggregate) directly or indirectly acquires, within the meaning of Section 7874 of the Code, substantially all of the properties of a U.S. corporation, (ii) the former stockholders of the acquired U.S. corporation hold, by vote or value, at least 60% of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the United States acquired corporation and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of tax residency relative to such expanded affiliated group’s worldwide activities. If Section 7874 of the Code were to apply to such acquired U.S. corporation, then it would be treated as an “expatriated entity” for the purposes of these rules. As a consequence, Section 7874 of the Code would limit the ability of such acquired U.S. corporation and its U.S. affiliates to use U.S. federal income tax attributes (including net operating losses and certain tax credits) to offset U.S. taxable income resulting from certain transactions, as well as result in certain other potentially adverse tax consequences (including the potential increase in the transition tax on overseas earnings imposed as a result of U.S. tax reform in 2017).

We and our affiliates have engaged in certain transactions involving transfers of property and shares to foreign corporations prior to our initial public offering in January 2021, or the Pre-IPO Transactions. Depending upon various factual and legal issues concerning the Pre-IPO Transactions and our initial public offering, as well as subsequent sales of shares by our existing stockholders, Section 7874 of the Code may apply to cause us to be an “expatriated entity” for U.S. federal income tax purposes. If we were treated as an expatriated entity, there could be significant adverse tax consequences to us. The rules under Section 7874 of the Code are complex and subject to detailed regulations (the application of which is uncertain in various respects and would be impacted by changes in such U.S. Treasury regulations with possible retroactive effect) and factual uncertainties. Accordingly, there can be no assurance that the IRS will not assert that Section 7874 of the Code applies to us or that such assertion would not be sustained by a court.

Tax law or tax rate changes could affect our effective tax rate and future profitability

Our effective tax rate for 2020 was 52.6% compared with 33.8% for 2019. In general, changes in applicable U.S. federal and state & foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, and in response to significant market volatility and disruptions to business operations resulting from the global spread of COVID-19, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. If we rely on the exemptions available to a “controlled company” you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Our controlling stockholder, Playtika Holding UK, which is, in turn, indirectly controlled by Yuzhu Shi, controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is comprised entirely of independent directors and that it adopts a written charter or board resolution addressing the nominations process; and
•the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

While we do not currently rely on the exemptions available to a “controlled company,” we may elect to rely on these exemptions in the future. As a result, our board of directors may not have a majority of independent directors, our compensation committee may not consist entirely of independent directors and/or our directors may not be nominated or selected by independent directors. Accordingly, if we elect to rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq rules.

Risks Related to Our International Operations and Ownership

We face added business, political, regulatory, operational, financial and economic risks as a result of our operations and distribution in a variety of countries, any of which could increase our costs and hinder our growth.

A significant portion of our operations are outside of the United States, including our principal executive offices in Israel, and we generate a significant portion of our revenues from operations outside of the United States. For each of the years ended December 31, 2020 and 2019, we derived approximately 29.6% and 30.3%, respectively, of our revenues from sales to players outside of the United States. Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including:

•challenges caused by distance, language and cultural differences;
•the complexity of foreign laws, regulations and markets;
•the uncertainty of enforcement of remedies in foreign jurisdictions;
•higher costs associated with doing business internationally;
•the effect of currency exchange rate fluctuations;
•difficulties in staffing and managing international operations;
•the impact of foreign labor laws and disputes;
•the ability to attract and retain key personnel in foreign jurisdictions;
•protectionist laws and business practices that favor local businesses in some countries;
•the economic, tax and regulatory policies of local governments;

•compliance with applicable anti-money laundering, anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business;
•limitations on and costs related to the repatriation of funds;
•compliance with applicable sanctions regimes regarding dealings with certain persons or countries;
•restrictions on the export or import of technology;
•trade and tariff restrictions;
•variations in tariffs, quotas, taxes and other market barriers; and
•difficulties in enforcing intellectual property rights in countries other than the United States.

Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition. In addition, as we operate and sell internationally, we are subject to the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. While we have attempted to implement safeguards to discourage these practices by our employees, consultants and agents, violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which would negatively affect our business, results of operations and financial condition.

Further, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions. In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Moreover, foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.

Additionally, while we maintain offices in the United States, most of our senior management and employees are located in our international offices, including our offices in Israel, Belarus, Ukraine and Romania, which subject us to added business, political and economic risks. As of December 31, 2020, we had operations in Argentina, Australia, Austria, Belarus, Canada, Finland, Germany, India, Israel, Romania, Switzerland, Ukraine, the United Kingdom and the United States. We have in the past and may continue to experience disruption as a result of catastrophic events in the countries in which we operate. For example, we previously maintained a small office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.” For more information on risks related to our operations in Belarus, Ukraine and Romania, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.”

We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

While we maintain offices in the United States, we maintain offices and conduct significant operations in Israel, and most of our senior management is based in Israel. In addition, many of our employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business and results of operations. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In addition, recent political uprisings and conflicts in various countries in the Middle East, including Syria, are affecting the political stability of those countries. In addition, the tensions between Israel and Iran and certain extremist groups in the region may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East, with limited exceptions. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could cause a significant disruption in our employees’ lives and possibly put their lives at risk, which would have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our results of operations, financial conditions or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

It may be difficult to enforce a judgment of a U.S. court against us and our officers and directors, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors.

We maintain offices in Israel and many of our employees and officers and directors are residents of Israel. Certain of our assets and the assets of these persons are located in Israel. Additionally, three of our five directors are residents of China. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not necessarily be enforced by an Israeli or Chinese court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel or China, as applicable. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel, as applicable. Israeli or Chinese courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel or China, as applicable, is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli or Chinese court agrees to hear a claim, it may determine that Israeli or Chinese law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli or Chinese law, as applicable. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

We may not be able to enforce covenants not-to-compete under current Israeli and California law, which might result in added competition for our products.

We have non-competition agreements or provisions with most of our Israeli employees and Israeli executive officers, including Robert Antokol, our Chief Executive Officer and Chairperson of our board of directors. These agreements or provisions are governed by Israeli law and prohibit our employees from competing with us or working for our competitors, generally during, and for up to one year after termination of, their employment with us. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for only relatively brief periods of time or in restricted geographical areas. In addition, Israeli courts typically require the presence of additional circumstances, such as a demonstration of an employer’s legitimate interest which was damaged; breach of fiduciary duties, loyalty and acting not in good faith; a payment of a special consideration for employee’s non-compete obligation; material concern for disclosing employer’s trade secrets; or a demonstration that an employee has unique value to the employer specific to that employer’s business, before enforcing a non-competition undertaking against such employee.

In addition, post-employment restrictive covenants, barring certain exceptions, are not enforceable in certain U.S. states in which we operate, including California, which may create similar risks of competition. Two of our executive officers, including our President and Chief Financial Officer, are located in California. Although we have non-competition agreements with such officers, they are unlikely to be enforced by California courts or under California law.

We are subject to certain employee severance obligations, which may result in an increase in our expenditures.

Under Israel’s Severance Pay law, 5723-1963, or the Severance Pay Law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of their latest monthly salary for each year of service or a portion thereof. These statutory severance obligations are generally more extensive than under U.S. law, and this obligation may result in significant additional expenses for us, including accrued expenses, if we elect to terminate employees in Israel.

The Company and its Israeli subsidiaries have elected to include their Israeli employees under Section 14 of the Severance Pay Law, or Section 14. Section 14 entitles these employees to monthly deposits with third-party insurance companies and pension funds, at a rate of 8.33% of their monthly salary. These payments release the Company from future obligations under the Israeli Severance Pay Law. Accordingly, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Company’s consolidated balance sheet.

Our operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

Our employees and consultants in Israel, including members of our senior management, may be obligated to perform one month, and in some cases longer periods, of annual military reserve duty until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our officers, directors, employees and consultants. Such disruption could adversely affect our business and operations in a material manner.

Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.

We have significant operations in central and eastern Europe. Since the early 1990s, Russia, Belarus, Ukraine, Romania and other central and eastern European countries have sought to transform from one-party states with a centrally planned economy to democracies with a market economy to various degrees. Despite various reforms, the political systems of many of these countries remain vulnerable and unstable. In addition, the political and economic situation in these countries is negatively affected by the global economic crisis and the ongoing economic recession in some parts of the world due to the COVID-19 pandemic.

Belarus

Belarus has recently experienced mass protests throughout the country following the August 2020 election in response to allegations against the government of corruption and election fraud. Despite threats from Belarusian authorities of charges and arrests against demonstrators, protestors have continued to demonstrate. In August 2020, Internet access was restricted to Belarusian citizens, which many citizens and experts have attributed to the government, despite its claim that the disruption was caused by cybersecurity attacks. We have a significant research and development center in Belarus and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Belarus.

Ukraine

The political and civil situation in Ukraine cannot be accurately predicted since the removal of President Yanukovych from power by the Ukrainian parliament in late February 2014, which was followed by reports of Russian military activity in the Crimean region, and the election of Volodymyr Zelensky in May 2019. Ukraine’s political activities remain fluid and beyond our control. As a result of the decision of the Russian government to annex the Crimea region of Ukraine, the United States and the European Community have imposed economic sanctions on Russia. We also cannot predict the outcome of developments in Ukraine or the reaction to such developments by the United States, European, U.N. or other international authorities. While we continue to monitor the situation in Ukraine closely, any prolonged or expanded unrest, military activities, or sanctions, should they be implemented, could have a material adverse effect on our operations. We have a significant research and development center in Ukraine and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Ukraine.

Romania

The current political environment in Romania is dynamic and may become unstable. In January 2017, the newly elected coalition government led by the Social Democratic Party passed a decree that would have decriminalized certain major corruption cases, which spurred large public protests throughout Romania. Prime Minister Ludovic Orban took over as prime minister in November 2019, after the Social Democratic Party lost a parliamentary confidence vote in October 2018. Separately, on-going recent military conflict in Ukraine has resulted in a negative impact in the region, affecting Romania’s political and economic outlook. Romania has a significant land border with Ukraine and, as a result, ongoing instability or military conflicts in Ukraine could have a significant and adverse effect on Romania’s economic and financial stability either directly or indirectly as a result of sanctions. We have a significant research and development center and a customer service center in Romania and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Romania.

Any disruption to our operations in Belarus, Ukraine or Romania may be prolonged and require us to reevaluate our operations in those countries, which may be more expensive and harm our business.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. This foreign currency exposure gives rise to market risk associated with strengthening of the NIS versus the U.S. Dollar. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS.

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions only with respect to Israeli shekel (ILS) currency exchange risk. While we may decide to enter into additional hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Yuzhu Shi is a Chinese national and Giant is a Chinese company that indirectly control our controlling stockholder, Playtika Holding UK. For so long as a Chinese individual or company continues to exercise majority voting control over us, changes in U.S. and Chinese laws in the future may make it more difficult for us to operate as a publicly traded company in the United States.

Future developments in U.S. and Chinese laws may restrict our ability or willingness to operate as a publicly traded company in the United States for so long as Yuzhu Shi, who is a Chinese national, and Giant, which is a Chinese company, or other Chinese investors, continue to beneficially own a significant percentage of our outstanding shares of common stock. The relations between China and the United States are constantly changing. During his administration, President Donald J. Trump issued a memorandum directing the President’s Working Group on Financial Markets to convene to discuss the risks faced by U.S. investors in Chinese companies and issued several executive orders restricting the operations of Chinese companies, such as the company that owns TikTok, in the United States. Additionally, the federal government has recently proposed legislation intended to protect American investments in Chinese companies. President Joseph R. Biden has not put forth specific policy proposals regarding China and it is unclear at the time of the filing of this annual report which of President Trump’s policies, if any, President Biden will continue to implement. In addition, various equity-based research organizations have published reports on Chinese companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. While we are not a Chinese company, any similar scrutiny of us, regardless of its merit, could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects. Additionally, should we be the subject of or indirectly covered by new legislation or executive orders addressed at protecting American investments in Chinese or Chinese-owned companies, our revenues and profitability would be materially reduced and our business and results of operations would be seriously harmed.

The Committee on Foreign Investment in the United States may modify, delay or prevent our future acquisition or investment activities.

For so long as Giant retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States, or CFIUS. As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review, the scope of which was recently expanded by the Foreign Investment Risk Review Modernization Act of 2018, or FIRRMA, to include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” If such future regulations impose additional burdens on acquisition and investment activities involving China and Chinese investor-controlled entities, our ability to consummate transactions falling within CFIUS’s jurisdiction that might otherwise be beneficial to us and our stockholders would be hindered.

Risks Related to Our Information Technology and Data Security

Our success depends upon our ability to adapt to, and keep pace with, changes in technology, platforms and devices, and evolving industry standards.

Our success depends upon our ability to attract and retain players, which is largely driven by maintaining and increasing the quality and content of our games. To satisfy players, we need to continue to improve their experience and innovate and introduce games that players find useful and that cause them to return to our suite of games more frequently. This includes continuing to improve our technology to tailor our game offerings to the preferences and requirements of additional geographic and market segments, and adapt to the release of new devices and platforms and to improve the user-friendliness and overall availability of our games, all of which can be costly and generate risk. Our ability to anticipate or respond to changing technology and evolving industry standards and to develop and introduce improvements and enhancements to games on a timely basis is a significant factor affecting our ability to remain competitive, expand and attract new players and retain existing players. We cannot assure you that we will achieve the necessary technological advances or have the financial or other resources needed to introduce new games or improvements and enhancements to games on a timely basis or at all. In addition, our ability to increase the number of players of our games will depend on continued player adoption of such games. Accordingly, our failure to develop or adjust to changes in technology, platforms, devices and operating models and evolving industry standards could adversely impact our business. Even where we are able to successfully adapt to changing technology, platforms, devices and operating models and evolving industry standards, we may require substantial expenditures to do so, which could adversely impact our business, financial condition and results of operations.

Our games and other software applications and systems, and the third-party platforms upon which they are made available, could contain undetected errors.

Our games and other software applications and systems, as well as the third-party platforms upon which they are made available, could contain undetected errors, bugs, flaws, corrupted data, defects and other vulnerabilities that could adversely affect the performance of our games. These defects may only become apparent after we launch a new game or publish an update to an existing game, particularly as we launch new games or updates and rapidly release new features to existing games under tight time constraints. For example, these errors could prevent a player from making in-game purchases of virtual items, which could harm our reputation or results of operations. These errors could also be exploited by cheating programs and other forms of misappropriation, thus harming the overall game-playing experience for our players. This could cause players to reduce their playing time or in-game purchases, discontinue playing our games altogether, or not recommend our games to other players, which could result in further harm to our reputation or results of operations. Such errors could also result in our games being non-compliant with applicable laws or create legal liability for us. Resolving such errors could disrupt our operations, cause us to divert resources from other projects, or harm our results of operations.

Any failure or significant interruption in our network could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Most of our games run on our private cloud computing systems that are run through two primary data centers in the United States and one primary data center in the European Union. Our servers located in these data centers are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could cause our games to become unavailable for a short or long period of time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, malicious attempts to cause platform unavailability, and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. Similarly, certain games rely on third-party data centers, which may have similar risks over which we would have less control. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and results of operations may suffer. We do not maintain insurance policies covering losses relating to our systems, other than losses caused by cyber-attacks for which we have limited insurance coverage, and we do not have business interruption insurance, which may increase any potential harms that the business may suffer from systems failure or business interruptions.

Our success depends on the security and integrity of the games we offer, and security breaches or other disruptions could compromise our information or the information of our players and expose us to liability, which would cause our business and reputation to suffer.

We believe that our success depends in large part on providing secure games to our players. Our business sometimes involves the collection, storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Despite our security measures, our games may be vulnerable to attacks by hackers, players, vendors or employees or breaches due to malfeasance or other disruptions. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability.

An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures and brand could be harmed, and we could lose players. Data security breaches and other data security incidents may also result from non-technical means, such as actions by employees or contractors. Any compromise of our security could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our results of operations, cash flows and financial condition.

Our ability to prevent anomalies and monitor and ensure the quality and integrity of our games and software is periodically reviewed and enhanced, but may not be sufficient to prevent future attacks, breaches or disruptions. Similarly, we assess the adequacy of our security systems, including the security of our games and software to protect against any material loss to any of our players and the integrity of our games to players. However, we cannot provide assurances that our business will not be affected by a security breach or lapse.

If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

Our information technology may be subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us could also be a source of security risks in the event of a failure of their own security systems and infrastructure.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or players. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against cyber-attacks, it may not be sufficient to cover all possible claims stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed laws and regulations in the United States, Israel, the European Union, and other jurisdictions in which we operate, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

In addition, the platforms on which we distribute games may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology, or NIST, which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to comply with such standards.

We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our games could diminish our brand and reputation, subject us to liability and disrupt our business and adversely impact our results of operations.

We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These third parties are typically under no obligation to renew agreements and there is no guarantee that we will be able to renew these agreements on commercially reasonable terms, or at all. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal control over our financial reporting. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws and regulations. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks and similar events. Any failures in our computer systems or telecommunications services could affect our ability to operate our games or otherwise conduct business.

Portions of our information technology infrastructure, including those operated by third parties, may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource-intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver games to players and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision-makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.

Substantially all of our games rely on data transferred over the internet, including wireless internet. Access to the internet in a timely fashion is necessary to provide a satisfactory player experience to the players of our games. Third parties, such as telecommunications companies, could prevent access to the internet or limit the speed of our data transmissions, with or without reason, causing an adverse impact on our player experience that may materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact consumers’ ability to access our games, which could in turn materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. Furthermore, internet penetration may be adversely affected by difficult global economic conditions or the cancellation of government programs to expand broadband access.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success depends on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our games successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with downloads of our games and may cause players to lose functionality in our games that they have already downloaded. This could harm our reputation, business, financial condition and results of operations.

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our or our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business.

We collect, process, store, use and share data, some of which contains personal information, including the personal information of our players. Our business is therefore subject to a number of federal, state, local and foreign laws, regulations, regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, sharing and protection of personal information. Such laws, regulations, regulatory codes and guidelines may be inconsistent across jurisdictions or conflict with other rules.

The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the United States and other jurisdictions. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The effects of the CCPA are significant and have required, and could continue to require, us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Further, there currently are a number of additional proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies, including in a number of U.S. states considering consumer protection laws similar to the CCPA. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Further, the European Union has adopted comprehensive data privacy and security regulations. The European Union’s Regulation (EU) 2016/679 of the European Parliament and of the Council of 27 April 2016 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data, and repealing Directive 95/46/EC (General Data Protection Regulation), or the GDPR, which became effective in May 2018, imposes strict requirements on controllers and processors of personal data in the European Economic Area, or EEA, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created new compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. Further, beginning January 1, 2021, we have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed to in the European Union and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, during which period the parties are to discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from European Union member states to the United Kingdom on a long term basis without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

In recent years, the United States and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the European Union, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted on 25 May 2018 (alongside the GDPR), it is still going through the

European legislative process. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions for business to business communications and significantly increases fining powers to the same levels as the GDPR. Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

Israel has also implemented data protection laws and regulations, including the Israeli Protection of Privacy Law, 5741-1981, or the PPL. The PPL imposes certain obligations on the owners of databases containing personal data, including, e.g., a requirement to register databases with certain characteristics, an obligation to notify data subjects of the purposes for which their personal data is collected and processed and of the disclosure of such data to third parties, a requirement to respond to certain requests from data subjects to access, rectify, and/or delete personal data relating to them and an obligation to maintain the security of personal data. In addition, the Protection of Privacy Regulations (Data Security), 5777-2017, that entered into force in May 2018, impose comprehensive data security requirements on the processing of personal data. The Protection of Privacy Regulations (Transfer of Data to Overseas Databases), 5761-2001, further impose certain conditions on cross-border transfers of personal data from databases in Israel. Moreover, the European Commission is currently reevaluating its adequacy decision with respect to the flow of personal data into Israel. A change in this adequacy decision might affect the conditions in which we will be able to transfer personal data from the European Union (and Norway, Liechtenstein and Iceland) into Israel.

Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions. Additionally, the Israel Privacy Protection Authority, or the Privacy Protection Authority, may issue a public statement that an entity violated the PPL, and such a determination could potentially be used against such entity in civil litigation. In July 2020, the Israeli Ministry of Justice indicated that it intends to promote amendments to the PPL designed, among other things, to enhance the Privacy Protection Authority’s investigative and enforcement powers (including powers to impose fines) and to broaden data subject rights.

Efforts to comply with these and other data privacy and security restrictions that may be enacted could require us to modify our data processing practices and policies and increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from regulatory authorities or self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our business, reputation, legal exposure, financial condition and results of operations.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to players or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims (including class actions), or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our players to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to us may limit the adoption and use of, and reduce the overall demand for, our games. Additionally, if third parties we work with, such as our service providers or data sharing partners, violate applicable laws, regulations, or agreements, such violations may put our players’ and/or employees’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims (including class action claims) or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our players to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

While none of our games primarily target children under 13 years of age as their primary audience, the FTC, as well as consumer organizations, may consider that the characteristics of several of our games attract children under 13 years of age. The U.S. Children’s Online Privacy Protection Act, or COPPA, regulates the collection, use and disclosure of personal information from children under 13 years of age. While none of our games are directed at children under 13 years of age, if

COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. Although we have taken measures to identify which of our games are subject to COPPA due to their child-appealing nature and to comply with COPPA with respect to those games, if COPPA were to apply to us in a manner other than we have assessed or prepared for, our actual or alleged failure to comply with COPPA may increase our costs, subject us to expensive and distracting lawsuits or government investigations, could result in substantial fines or civil damages and could cause us to temporarily or permanently discontinue certain games or certain features and functions in games.

The United Kingdom recently enacted the “Age Appropriate Design Code”, a statutory code of practice pursuant to the United Kingdom Data Protection Act 2018. This code came into force on September 2, 2020, with a 12-month transition period for organizations to conform. The code requires online services, including our games that are likely to be accessed by children under 18, to put the best interests of the child’s privacy first in the design, development and data-related behavior of the game. The UK government is also separately consulting on legislation in relation to user safety online. It is possible that other countries within and outside the European Union will follow with their own codes or guidance documents relating to processing personal information from children or in relation to online harms. These may result in substantial costs and may necessitate changes to our business practices which may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.

In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our players that is necessary for compliance with these various types of regulations. Our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our games, features or our privacy policy. These platform providers may dictate rules, conduct or technical features that do not properly comply with federal, state, local and foreign laws, regulations and regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, sharing and protection of personal information and other consumer data. In addition, these platforms may dictate rules, conduct or technical features relating to the collection, storage, use, transmission, sharing and protection of personal information and other consumer data, which may result in substantial costs and may necessitate changes to our business practices, which in turn may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations. Any failure or perceived failure by us to comply with these platform-dictated rules, conduct or technical features may result in platform-led investigations or enforcement actions, litigation, or public statements against us, which in turn could result in significant liability or temporary or permanent suspension of our business activities with these platforms, cause our players to lose trust in us, and otherwise compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.

Player interaction with our games is subject to our privacy policy and terms of service. If we fail to comply with our posted privacy policy or terms of service or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and harm our business. If regulators, the media or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, and negatively impact our financial condition and damage our business.

In the area of information security and data protection, many jurisdictions have passed laws requiring notification when there is a security breach involving personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Our security measures and standards may not be sufficient to protect personal information and we cannot guarantee that our security measures will prevent security breaches. A security breach that compromises personal information could harm our reputation and result in a loss of player and/or employee confidence in our games and ultimately in a loss of players, which could adversely affect our business and impact our financial condition. A security breach could also involve loss or unavailability of business-critical data, and could require us to spend significant resources to mitigate and repair the breach, which in turn could compromise our growth and adversely affect our ability to attract, monetize or retain players. These risks could also subject us to liability under applicable security breach-related laws and regulations and could result in additional compliance costs, costs related to regulatory inquiries and investigations, and an inability to conduct our business.

Risks Related to Intellectual Property

Our business depends on the protection of our intellectual property rights and proprietary information. If we are unable to obtain, maintain and enforce intellectual property protection for our games, or if the scope of intellectual property protection is not sufficiently broad, others may be able to develop and commercialize games substantially similar to ours, and our ability to successfully commercialize our games may be compromised.

We believe that our success depends, in part, on protecting our owned and licensed intellectual property rights in the United States and in foreign countries, and we strive to protect such intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. Our intellectual property includes certain trademarks, copyrights, patents, and trade secrets relating to our games or technology we operate, and proprietary or confidential information that is not subject to formal intellectual property protection. Our success may depend, in part, on our and our licensors’ ability to protect the trademarks, trade dress, names, logos or symbols under which we market our games and to obtain and maintain patent, copyright, trade secret and other intellectual property protection for the technologies, designs, software and innovations used in our games and our business. Though we own certain patents and patent applications relating to our technology and games, it is possible that third parties, including our competitors, may develop similar technology that is not within the scope of our patents, which would limit the competitive advantage of our patented technology, or obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology. We have pursued and continue to pursue the filing of patents and registration of trademarks in the United States and certain foreign jurisdictions, a process that is expensive and time-consuming and may not be successful. We may not be able to obtain protection for our intellectual property rights and even if we are successful in obtaining effective patent, trademark and copyright protection, it is expensive to maintain these rights and the costs of defending our rights could be substantial. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities. Furthermore, changes to intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain intellectual property protection.

In addition, we cannot assure you that we will be able to maintain consumer value in our trademarks, copyrights or other intellectual property rights in our technologies, designs, software and innovations, and the measures we take to protect our intellectual property rights may not provide us with a competitive advantage. If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends, which could result in competitive harm. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks. Additionally, in October 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd., our subsidiary, and CIE in U.S. District Court, District of Nevada alleging infringement of certain patents related to plaintiff’s games. See “Item 3—Legal Proceedings.”

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on trade secrets and proprietary knowledge to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information in order to limit access to, and disclosure and use of, our proprietary information, but we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information. Further, we cannot assure you that the obligation to maintain the confidentiality of our trade secrets and proprietary information will be honored. Any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could harm our competitive position, business, financial condition, results of operations, and prospects.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly. The steps we have taken to protect our proprietary rights may not be adequate to enforce our rights against infringement, misappropriation or other violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our games.

In the future, we may make claims of infringement against third parties, or make claims that third-party intellectual property rights are invalid or unenforceable. These claims could:

•cause us to incur greater costs and expenses in the protection of our intellectual property;
•potentially negatively impact our intellectual property rights, for example, by causing one or more of our intellectual property rights to be ruled or rendered unenforceable or invalid; or
•divert management’s attention and our resources.

In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuits are unpredictable.

Litigation or other legal proceedings relating to intellectual property claims, even if resolved in our favor, may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Failure to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new games, improvements or enhancements or to continue to offer our current games based on third-party content and make their brands and content available.

We license certain intellectual property rights from third parties, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our Caesars Slots and World Series of Poker games from CIE. Combined revenues derived from these games accounted for 15.0% and 17.0% of our revenues in each of the years ended December, 2020 and 2019, respectively. Even if games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing licenses or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

CIE has granted us an exclusive, worldwide and royalty-bearing license to certain intellectual property associated with World Series of Poker through September 23, 2031, and an exclusive, worldwide and royalty-bearing sublicense to certain trademarks and domain names associated with Caesars Slots through December 31, 2026. The trademarks and domain names associated with Caesars Slots were licensed to CIE from Caesars Entertainment Operating Company, Inc., or CEOC, and certain of its affiliates. These licenses permit the development, design, manufacture, offering for sale, advertising, promotion, distribution, sale, and use of Caesars Slots and World Series of Poker games for social gaming. The Caesars Slots license includes non-competition provisions that prevent us from entering into marketing arrangements with other casino companies. Increased competition for licenses may lead to larger guarantees, advances and royalties that we must pay to our licensors when the terms of such licenses expire, which could significantly increase our cost of revenue and cash usage. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new games or to continue to offer our current games, which would materially harm our business, results of operations and financial condition. If we breach our obligations under existing or future licenses, we may be required to pay damages and our licensors might have the right to terminate the license or change an exclusive license to a non-exclusive license. Termination by a licensor would cause us to lose valuable rights and could inhibit our ability to commercialize future games, which would harm our business, results of operations and financial condition. In addition, certain intellectual property rights may be licensed to us on a non-exclusive basis. The owners of nonexclusively licensed intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property rights that have not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property rights or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

In the future, we may identify additional third-party intellectual property rights we may need to license in order to engage in our business, including to develop or commercialize new games. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on our net sales. Moreover, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property rights licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

Even if we are successful in gaining new licenses or extending existing licenses, we may fail to anticipate the entertainment preferences of our players when making choices about which brands or other content to license. If the entertainment preferences of players shift to content or brands owned or developed by companies with which we do not have relationships, we may be unable to establish and maintain successful relationships with these developers and owners, which would materially harm our business, results of operations and financial condition. In addition, some rights are licensed from licensors that have or may develop financial difficulties and may enter into bankruptcy protection under U.S. federal law or the laws of other countries. In particular, CEOC operates in an industry that is vulnerable to changing economic conditions. For example, in 2015, CEOC filed for bankruptcy. If CEOC were to file for bankruptcy again or if any of our licensors files for bankruptcy, our licenses might be impaired or voided, which could materially harm our business, results of operations and financial condition.

We use open source software in connection with certain of our games, which may pose particular risks to our proprietary software, games and services in a manner that could have a negative impact on our business.

We use open source software in connection with our technology and games. The original developers of the open source code provide no warranties on such code and open source software may have unknown bugs, malfunctions and other security vulnerabilities which could impact the performance and information security of our technology. Some open source software licenses require those who distribute open source software as part of their proprietary software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. From time to time, we may face claims from the copyright holders of open source software alleging copyright infringement and breach of contract for failure to meet the open source license terms, such as the failure to publicly disclose our proprietary code that is a derivative work of the open source software. Additionally, the copyright holders of open source software could demand release of the source code of any of our proprietary code that is a derivative work of the open source software, or otherwise seek to enforce, have us specifically perform, or recover damages for the alleged infringement or breach of, the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our games. The terms of various open source licenses have been interpreted by courts to a very limited extent, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions, obligations or restrictions on our use of the open source software. We monitor our use of open source software and try to use open source software in a manner that complies with the terms of the open source licenses while at the same time not requiring the disclosure of the source code of our proprietary software. Our failure to comply with the terms of the open source licenses could require us to replace certain code used in our games, pay a royalty or license fee to use some open source code, make the source code of our games publicly available, pay damages for copyright infringement or breach of contract of open source licenses, or temporarily or permanently discontinue certain games. The above risks could have a material adverse effect on our competitive position, business, reputation, legal exposures, financial condition, results of operations, and prospects.

The intellectual property rights of others may prevent us from developing new games and services or entering new markets or may expose us to liability or costly litigation.

Our success depends in part on our ability to continually adapt our games to incorporate new technologies, as well as intellectual property related to game mechanics and procedures, and to expand into markets that may be created by these new developments. If technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing games based on these technologies or expanding into markets created by these technologies.

We cannot assure you that our business activities and games will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We have in the past and may in the future be subject to litigation alleging that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors, non-practicing entities and former employers of our personnel. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks. See “Item 3—Legal Proceedings.” A successful claim of infringement by a third party against us, our games or one of our licensees in connection with the use of our technologies, game mechanics or procedures, or an unsuccessful claim of infringement made by us against a third party or its products or games, could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•be expensive and time consuming to defend or require us to pay significant amounts in damages;
•result in invalidation of our proprietary rights or render our proprietary rights unenforceable;
•cause us to cease making, licensing or using games that incorporate the applicable intellectual property;
•require us to redesign, reengineer or rebrand our games or limit our ability to bring new games to the market in the future;
•require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product or process;
•impact the commercial viability of the games that are the subject of the claim during the pendency of such claim; or
•require us to stop selling the infringing games.

If any of our technologies or games are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing or using such technology or game. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could also be forced, including by court order, to cease the commercialization or use of the violating technology or game. Accordingly, we may be forced to design around such violated intellectual property, which may be expensive, time-consuming or infeasible. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us, such payments, costs or actions could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

We may not be able to enforce our intellectual property rights throughout the world.

We may be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. Filing, prosecuting, maintaining, defending, and enforcing our intellectual property rights in all jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some jurisdictions outside the United States may be less extensive than those in the United States. Competitors may use our technologies in jurisdictions where we have not obtained protection to develop their own games and, further, may export otherwise violating games to territories where we have protection but enforcement is not as strong as that in the United States. These games may compete with our games, and our intellectual property rights may not be effective or sufficient to prevent such competition. In addition, the laws of some foreign jurisdictions do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. In addition, the legal systems of some jurisdictions, particularly developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. Accordingly, we may choose not to seek protection in certain jurisdictions, and we will not have the benefit of protection in such jurisdictions. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such jurisdictions may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign jurisdictions may affect our ability to obtain adequate protection for our games. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other trademarks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our games. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

General Risks

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

Our stock price and trading volume may be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.

The trading market for our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may lead to forecasts that differ significantly from our own.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•after the date on which Playtika Holding UK and its affiliates cease to beneficially own, in the aggregate, more than 50% in voting power of our stock entitled to vote generally in the election of directors (a “Triggering Event”), our board of directors will be divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•after a Triggering Event, our stockholders may not act by written consent, which will force stockholder action to be taken at an annual or special meeting of our stockholders;
•a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•our board of directors may alter our bylaws without obtaining stockholder approval;
•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the U.S. District Court for the District of Delaware) will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation will also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We lease facilities in approximately 30 locations throughout the world, including locations in Israel, the United States, Argentina, Australia, Austria, Belarus, Canada, Finland, Germany, India, Poland, Romania, Switzerland, Ukraine, and the United Kingdom. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.

In December 2016, a copyright lawsuit was filed against our subsidiary, Wooga, in the regional court of Berlin, Germany. The plaintiff is suing for additional remuneration for his contributions to a storyline provided for two of Wooga’s games and alleged reuse of parts of that storyline in one of Wooga’s other games. We have defended this case vigorously and will continue to do so.

In April 2018, a putative class action lawsuit, Sean Wilson, et al. v. Playtika LTD, Playtika Holding Corp. and Caesars Interactive Entertainment, Inc. was filed against us in federal district court that is directed against certain of our social casino games, including Caesars Slots, Slotomania, House of Fun and Vegas Downtown Slots. The plaintiff alleged three causes of action, including that our social casino games violate Washington State gambling laws, violate Washington State consumer protection laws and a claim of unjust enrichment. The plaintiff sought certification of a class action, monetary damages and injunctive relief. In August 2020, we entered into a settlement agreement, which remains contingent on final court approval, to settle the Sean Wilson litigation. Under the terms of the settlement, which will take effect only after final court approval of the proposed class settlement, we and CIE will pay a combined total of $38.0 million into a settlement fund and all members of the settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuit. In August 2020, the court granted preliminary approval of the settlement agreement, and in February 2021, the court granted final approval of the settlement agreement.

In November 2013, our subsidiary, Playtika, Ltd., sent an initial demand letter to Enigmatus s.r.o., a game developer in the Czech Republic, which owns various U.S. trademark registrations that resemble our Sloto-formative trademark names, demanding that it cease use of the trademark Slotopoly. In response, Enigmatus s.r.o. asserted that it was the owner of the Sloto-formative trademarks and denied that its game title infringed our trademarks. Enigmatus s.r.o. applied to register one of our trademarks in the United Kingdom and European Union, and we successfully opposed its applications. In December

2016, Enigmatus s.r.o., filed a trademark infringement lawsuit, Enigmatus, s.r.o. v. Playtika LTD and Caesars Interactive Entertainment, Inc., against Playtika, Ltd. and CIE in the Federal Court of Canada asserting that our use of the Slotomania trademarks violates its proprietary and trademark rights. The plaintiff sought injunctive relief and monetary damages. Pleadings have been exchanged and the lawsuit is in the discovery stage. No trial date has been scheduled. We have defended this case vigorously and will continue to do so.

On October 26, 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The plaintiff alleges that the defendants are infringing certain patents related to certain of its games and is seeking monetary damages. We submitted our response to the complaint on February 18, 2021. Due to the early nature of this case, it is not possible to assess whether this case may be material to our business. We intend to defend the case vigorously.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol PLTK.

As of February 22, 2021, there were approximately 12 stockholders of record of our common stock.

Dividends

We do not anticipate paying cash dividends on our shares of common stock on a go-forward basis.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by us from January 1, 2019 through December 31, 2020 (after giving effect to a 400-for-one stock split of our common stock effected on January 6, 2021):

•On June 26, 2020, we granted (i) stock options to employees representing an aggregate of 8,000,000 shares of our common stock under our 2020 Incentive Award Plan, with an exercise price of $18.71 per share, and (ii) restricted stock units (“RSUs”) to employees representing an aggregate of 14,000,000 shares of common stock under our 2020 Incentive Award Plan, of which 13,910,000 immediately vested.
•On October 8, 2020, we granted RSUs representing an aggregate of 5,854,800 shares of common stock under our 2020 Incentive Award Plan.

Use of Proceeds from Initial Public Offering of Common Stock

On January 20, 2021, we closed our initial public offering, in which we sold 18,518,500 shares of our common stock and our stockholder, Playtika Holding UK II Limited, or Playtika Holding UK, sold 61,406,500 shares, which included the full exercise of the underwriters’ option to purchase an additional 10,425,000 shares of common stock from Playtika Holding UK, in each case, to the public at a price of $27.00 per share. The aggregate offering price for shares sold in the offering was $2.1 billion. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251484), which was declared effective by the SEC on January 14, 2021. The offering commenced on January 14, 2021, and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC) acted as representatives for the initial public offering. Following the sale of the shares in connection with the closing of the initial public offering on January 20, 2021, the offering terminated.

The net proceeds to us from the initial public offering were approximately $469.3 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The Company still maintains these funds in its cash accounts, but such funds may be used in the future for general corporate purposes, including working capital, operating expenses, capital expenditures, repayment of borrowing under our Term Loan, and potential future acquisitions. We did not receive any proceeds from the sale of shares of common stock in the offering by Playtika Holding UK. There has been no material change in the planned use of proceeds from the initial public offering from that described in the final prospectus, dated January 14, 2021, filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2020, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report on Form 10-K, particularly under the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections.

Overview

We are one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage our users. We have built best-in-class live game operations services and a proprietary technology platform to support our portfolio of games which enable us to drive strong user engagement and monetization. Our games are free-to-play, and we are experts in providing novel, curated in-game content and offers to our users, at optimal points in their game journeys. Our players love our games because they are fun, creative, engaging, and kept fresh through a steady release of new features that are customized for different player segments.

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

•Conversion of players into paying users and ongoing monetization. While our games are free-to-play, we generate substantially all of our revenues from players’ purchases of in-game virtual items. Our financial performance is dependent, in part, on our ability to convert more active players into paying players and sustainably grow user spend over the long term. Our players’ willingness to consistently make in-app purchases is impacted by our ability to deliver engaging content and personalized user experiences.

•Acquisitions of games and new technology. We have grown and expect to continue to grow our business by acquiring games and game studios that we believe can benefit from our live operations services, our Playtika Boost Platform, our design experience, and our scale. When we acquire games and studios, we focus on providing existing audiences with proven content and applying our live operations to create a better game experience for users. We also seek to make acquisitions in technology that enhance our marketing, artificial intelligence and research and development capabilities.

•Launch of new games and release of new content, offers, and features. Our revenue growth has been driven by improving the content, offers, and features in our existing games and the release or acquisition of new games. In order to enhance the content, offers, and features in our existing games and to develop or acquire new games, we must invest a significant amount of our technological and creative resources, ensuring that we support a consistent cadence of novel content creation that drives conversion and continued monetization. These expenditures generally occur months in advance of the release of new content or the launch or acquisition of a new game.

•User acquisition. We believe that we will be able to continue to grow our user base, including through traditional marketing and advertising, informal marketing campaigns, and cross-promoting between our games, including new games we develop or acquire. We intend to continue to seek new opportunities to enhance and refine these marketing efforts to acquire new users, including identifying potential technologies to enhance our marketing and advertising capabilities.

COVID-19

The global pandemic associated with COVID-19 has caused major disruption to all aspects of the global economy and daily life in recent months, particularly as quarantine and stay-at-home orders have been imposed by all levels of government. We have followed guidance by the United States, Israeli and other applicable foreign and local governments to protect our employees and operations during the pandemic and have implemented a remote environment for our business. We cannot predict the potential impacts of the COVID-19 pandemic on our business or operations, but we continuously monitor performance and other industry reports to assess the risk of future negative impacts should the disruptions of the COVID-19 pandemic continue to evolve.

Despite the challenges we have faced in light of the COVID-19 pandemic, our revenues and number of DAUs have increased while the stay-at-home orders were in place across the United States. As individuals spend more time at home, we have seen an increase in time spent with digital entertainment, including casual gaming and games involving socially interactive experiences.
The COVID-19 pandemic has resulted in and may continue to result in consumers spending a greater portion of their time at home and sustained demand for entertainment options, which may continue to benefit our financial results. However, the COVID-19 pandemic has caused an economic recession, high unemployment rates, and other disruptions, both in the United States and the rest of the world. We cannot predict the potential impacts of the COVID-19 pandemic on our business or operations, and there is no guarantee that these near-term trends will continue, particularly if the COVID-19 pandemic increases and the adverse consequences thereof in severity or continues for a protracted period of time, which could disrupt our operations, or put greater financial pressure on the economy and users’ discretionary income or spending habits. In addition, we could experience a decrease in user activity or spending after the COVID-19 pandemic subsides, which could adversely impact our cash flows, operating results, and financial condition. See “Risk Factors—Risks Related to Our Business—The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition” for more information.

Consolidated Operating Results of Playtika Holding Corp.

Playtika measures the performance of its business by using several key financial metrics, including revenue and operating income, and operating metrics, including Daily Active Users, Average Revenue per Daily Active User, Paying Users, and Average Revenue per Paying User. These operating metrics help Playtika's management to understand and measure the engagement levels of the Company's players, the size of its audience and its reach.

Components of our Results of Operations

Revenues

We primarily derive revenue from the sale of virtual items associated with online games.

We distribute our games to the end customer through various web and mobile platforms, such as Apple, Facebook, Google and other web and mobile platforms plus our own proprietary platforms. Through these platforms, users can download our free-to-play games and can purchase virtual items to enhance their game-playing experience. Players can purchase virtual items through various widely accepted payment methods offered in the games. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations and cannot be redeemed for cash nor exchanged for anything other than virtual items within our games.

Our games are played primarily on various third-party platforms for which the platform providers collect proceeds from our customers and pay us an amount after deducting platform fees. We are primarily responsible for fulfilling the virtual items, have the control over the content and functionality of games and have the discretion to establish the virtual items’ prices. Therefore, we are the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within cost of revenue.

Cost of revenue

Cost of revenue includes payment processing fees, customer support, hosting fees and depreciation and amortization expenses associated with assets directly involved in the generation of revenues, primarily servers. Platform providers (such as Apple, Facebook and Google) charge a transactional payment processing fee to accept payments from our players for the purchase of in-app virtual goods. Payment processing fees and other related expenses for in-app purchases made through our proprietary platforms are typically 3-4%, compared to a 30% platform fee for third party platforms. We generally expect cost of revenue to fluctuate proportionately with revenues.

Research and development

Research and development consists of salaries, bonuses, benefits, other compensation, including stock-based compensation and allocated overhead, related to engineering, research, and development. In addition, research and development expenses include depreciation and amortization expenses associated with assets associated with our research and development efforts. We expect research and development expenses will increase in absolute dollars as our business expands and as we increase our personnel headcount to support the expected growth in our technical development and operating activities.

Sales and marketing

Sales and marketing consists of costs related to advertising and user acquisition, including costs related to salaries, bonuses, benefits, and other compensation, including stock-based compensation and allocated overhead. In addition, sales and marketing expenses include depreciation and amortization expenses associated with assets related to our sales and marketing efforts. We plan to continue to invest in sales and marketing to retain and acquire users. However, sales and marketing expenses may fluctuate as a percentage of revenues depending on the timing and efficiency of our marketing efforts.

General and administrative

General and administrative expenses consist of salaries, bonuses, benefits, and other compensation, including stock-based compensation, for all our corporate support functional areas, including our senior leadership. In addition, general and administrative expenses include outsourced professional services such as consulting, legal and accounting services, taxes and dues, insurance premiums, and costs associated with maintaining our property and infrastructure. General and administrative expenses also include depreciation and amortization expenses associated with assets not directly attributable to any of the expense categories above. We also record adjustments to contingent consideration payable recorded after the acquisition date, and legal settlement expenses, as components of general and administrative expense. We expect general and administrative expenses will increase in absolute dollars due to the additional administrative and regulatory burden of becoming and operating as a public company.

Interest expense and other, net

We generally did not incur interest expense prior to August 2019. In August 2019, we borrowed $2,583 million under our Bridge Facility, and then subsequently refinanced the borrowings under that facility in December 2019 pursuant to our Credit Agreement, dated as of December 10, 2019. Our interest expense includes amortization of deferred financing costs and is offset by interest income earned on the investment of excess cash and cash equivalents. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, the United Kingdom and Israel, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate can fluctuate based on various factors, including our financial results and the geographic mix to which they relate, the applicability of special tax regimes, changes in our business or operations, examination-related developments and changes in tax law.

Results of Operations

The table below shows the results of our key financial and operating metrics for the periods indicated. Unless otherwise indicated, financial metrics are presented in millions of U.S. Dollars, user statistics are presented in millions of users, and ARPDAU is presented in U.S. Dollars.

	Year ended December 31,
(in millions of dollars, except percentages, Average DPUs, and ARPDAU)	2020	2019	2018
Revenues	$2,371.5	$1,887.6	$1,490.7
Total cost and expenses	$1,984.3	$1,390.2	$1,058.1
Operating income	$387.2	$497.4	$432.6
Adjusted EBITDA	$941.6	$712.1	$628.9

Non-financial performance metrics
Average DAUs	11.2	10.2	6.7
Average DPUs (in thousands)	285	218	150
Average Daily Payer Conversion	2.6%	2.1%	2.2%
ARPDAU	$0.58	$0.51	$0.61
Average MAUs	34.2	33.3	20.7

Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019

	Year ended December 31,
(in millions)	2020	2019
Revenues earned through third-party platforms	$2,048.5	$1,693.9
Revenues earned through internal proprietary platforms	323.0	193.7
Revenues	$2,371.5	$1,887.6

Cost of revenue	$712.2	$566.3
Research and development expenses	268.9	210.5
Sales and marketing expenses	502.0	413.7
General and administrative expenses	501.2	199.7
Total costs and expenses	$1,984.3	$1,390.2

Revenues

Revenues for the year ended December 31, 2020 increased by $483.9 million when compared to 2019. The increase in revenues was primarily due to the acquisitions of Seriously in July 2019, contributing an aggregate $93.5 of incremental revenues compared to the year ended December 31, 2019, combined with improved monetization and increased revenues from new content and product features across our broader portfolio of games when compared to 2019. The combination of the acquisitions and improvements to monetization, new content and product features drove an increase in both DAUs and DPUs. The increase in revenues generated from internal proprietary platforms as a percentage of total revenues resulted from marketing activities for the games offered through these platforms.

Cost of revenue

Cost of revenue for the year ended December 31, 2020 increased by $145.9 million when compared with the year ended December 31, 2019. The increase in cost of revenue was primarily due to $24.0 million in incremental platform fees incurred by us related to the acquisition of Seriously, combined with increased platform fees that generally correspond with an increase in revenues. The increase in revenues generated from internal proprietary platforms as a percentage of total revenues resulted in a favorable impact on total platform fees, although this favorable impact was more than offset by increased amortization expense for intangible assets resulted from recent acquisitions.

Research and development expenses

Research and development expenses for the year ended December 31, 2020 increased by $58.4 million when compared with the year ended December 31, 2019. The increase in research and development expenses was primarily due to $11.7 million in incremental expenses incurred by us related to the acquisition of Seriously, as well as increased headcount resulting from newly formed research and development operations in Romania and Switzerland and expansions of our existing research and development operations in the Ukraine, Belarus and Israel.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2020 increased by $88.3 million when compared with the year ended December 31, 2019. The increase in sales and marketing expenses was primarily due to approximately $30.8 million in incremental expenses incurred by us related to the acquisition of Seriously, as well as increased marketing expenses related to media buy expenses.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2020 increased by $301.5 million when compared with the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to $276.0 million in stock-based compensation, a $37.6 million expense related to a litigation settlement, and $5.0 million in incremental expenses incurred by us related to the acquisition of Seriously, all of which have no comparable amounts in the prior period. This increase was partially offset by a $4.0 million lower expense associated with adjusting contingent consideration to fair value and lower recruiting expense in 2020 when compared to 2019.

Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018

	Year ended December 31,
(in millions)	2019	2018
Revenues earned through third-party platforms	$1,693.9	$1,382.3
Revenues earned through internal proprietary platforms	193.7	108.4
Revenues	$1,887.6	$1,490.7

Cost of revenue	$566.3	$437.0
Research and development expenses	210.5	148.3
Sales and marketing expenses	413.7	293.2
General and administrative expenses	199.7	179.6
Total costs and expenses	$1,390.2	$1,058.1

Revenues

Revenues for the year ended December 31, 2019 increased by $396.9 million when compared to 2018. The increase in revenues was primarily due to the acquisitions of Wooga in November 2018, Supertreat in January 2019 and Seriously in July

2019, contributing an aggregate $240.5 million of incremental revenues compared to the year ended December 31, 2018, combined with improved monetization and increased revenues from new content and product features across our broader portfolio of games when compared to 2018. The combination of the acquisitions and improvements to monetization, new content and product features drove an increase in both DAUs and DPUs. The increase in revenues generated from internal proprietary platforms as a percentage of total revenues resulted from the expansion of our proprietary platforms to include one additional game during 2018, combined with increased marketing activities in the existing games offered through these platforms.

Cost of revenue

Cost of revenue for the year ended December 31, 2019 increased by $129.3 million when compared with the year ended December 31, 2018. The increase in cost of revenue was primarily due to $64.8 million in incremental platform fees incurred by us related to the acquisitions of Wooga, Supertreat and Seriously, combined with increased platform fees associated with the increase in revenues. The increase in revenues generated from internal proprietary platforms as a percentage of total revenues resulted in a favorable impact on total platform fees, although this favorable impact was more than offset by incremental expense associated with the amortization of intangible assets recorded as part of the acquisitions.

Research and development expenses

Research and development expenses for the year ended December 31, 2019 increased by $62.2 million when compared with the year ended December 31, 2018. The increase in research and development expenses was primarily due to $34.3 million in incremental expenses incurred by us related to the acquisitions of Wooga, Supertreat and Seriously, as well as increased headcount to support existing operations, including an increase of $12.7 million in costs related to outsourced labor, offset by capitalization of research and development expenses related to platform development.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2019 increased by $120.5 million when compared with the year ended December 31, 2018. The increase in sales and marketing expenses was primarily due to approximately $104.1 million in incremental expenses incurred by us related to the acquisitions of Wooga, Supertreat and Seriously, as well as increased marketing expenses related to media buy expenses.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2019 increased by $20.1 million when compared with the year ended December 31, 2018. The increase in general and administrative expenses was primarily due to $16.6 million in incremental expenses incurred by us related to the acquisitions of Wooga, Supertreat and Seriously, as well as $57.1 million in expense associated with adjusting contingent consideration to fair value and acquisition and related expenses, compared to an aggregate of $28.0 million in the prior period. This increase was partially offset by lower expense associated with the Company’s long-term cash incentive plan when compared to 2018.

Other Factors Affecting Net Income

	Year ended December 31,
(in millions)	2020	2019	2018
Interest expense	$198.3	$61.6	$0.5
Interest income	(0.1)	(1.5)	(5.2)
Foreign currency translation expense (income), net	(5.7)	0.3	5.9
Other	0.3	0.7	0.7
Taxes on income	102.3	147.4	92.7

Interest expense

Interest expense in 2020 is related to amount borrowed under the December 2019 Credit Facilities, as defined below. Interest expense in 2019 is primarily related to funds borrowed in August 2019 under the Bridge Facility, also as defined below, and amounts borrowed under the December 2019 Credit Facilities. Prior to the August 2019 Bridge Facility transaction, interest expense was not material to the Company.

Taxes on income

The provision for income tax was $102.3 million for the year ended December 31, 2020 and the effective income tax rate was 52.6%. The tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, which are expected to be fairly consistent in the near term, and certain tax positions taken in various jurisdictions that do not meet a more likely than not standard. It is also affected by items that are not consistent from year to year. Of these items, the primary difference related to significant non-deductible stock-based compensation expense for certain restricted stock units granted during the year ended December 31, 2020. While stock-based compensation expense will be generated each year, the significant non-deductible amount recorded during the year ended December 31, 2020 is not expected to recur.

The provision for income tax was $147.4 million for the year ended December 31, 2019 and the effective income tax rate was 33.8%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions. In addition, the effective tax rate for the year ended December 31, 2019 was affected by the tax effects of the change in reinvestment assertion related to undistributed earnings of certain of our non-U.S. subsidiaries during the year.

The provision for income tax was $92.7 million for the year ended December 31, 2018, and the effective income tax rate was 21.5%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions.

Prior to the second quarter of 2019, the Company considered the earnings in all its non-U.S. subsidiaries to be indefinitely reinvested and accordingly, recorded no deferred income taxes associated with such earnings. During the second quarter of 2019, the Company reevaluated its historic assertion and no longer considered the earnings of certain of its non-U.S. subsidiaries to be indefinitely reinvested since the cash generated from some of the foreign subsidiaries will be used to service debt in the United States. As a result of the change in assertion, the impact of a repatriation of the undistributed earnings resulted in recording a deferred tax liability consisting of potential withholding and distribution taxes of $41.7 million as of December 31, 2019. For the year ended December 31, 2020, the Company accrued an additional $4.5 million of deferred tax liability. Such deferred taxes were recognized as tax expense. The change in assertion relates both retroactively to historical earnings, as well as prospectively to future earnings, in some of the Company’s non-U.S. subsidiaries.

Reconciliation of Adjusted EBITDA to net income

Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure. We define Adjusted EBITDA as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) stock-based compensation, (vi) legal settlements, (vii) contingent consideration, (viii) acquisition and related expenses, (ix) long-term compensation plan, (x) M&A related retention payments, and (xi) certain other items, including impairments. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by revenues.

We supplementally present Adjusted EBITDA and Adjusted EBITDA Margin because these are key operating measures used by our management to assess our financial performance. Adjusted EBITDA adjusts for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors and analysts in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against other peer companies using similar measures. We evaluate Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with our results according to GAAP because we believe they provide investors and analysts a more complete understanding of factors and trends affecting our business than GAAP measures alone.

Adjusted EBITDA and Adjusted EBITDA Margin as calculated herein may not be comparable to similarly titled measures reported by other companies within the industry and are not determined in accordance with GAAP. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or unexpected items.

	Year ended December 31,
(In millions)	2020	2019	2018
Net income	$92.1	$288.9	$338.0
Provision for income taxes	102.3	147.4	92.7
Interest expense and other, net	192.8	61.1	1.9
Depreciation and amortization	119.2	73.0	37.7
EBITDA	506.4	570.4	470.3
Share-based compensation(1)	276.0	—	—
Legal settlement(2)	37.6	—	—
Acquisition and related expenses(3)	31.4	57.1	28.0
One-time items, including impairment(4)	7.5	(6.5)	0.8
Long-term cash compensation(5)	67.6	72.7	112.7
M&A related retention payments(6)	15.1	18.4	17.1
Adjusted EBITDA	$941.6	$712.1	$628.9
Net income margin	3.9%	15.3%	22.7%
Adjusted EBITDA margin	39.7%	37.7%	42.2%
__________

(1)    Reflects, for the year ended December 31, 2020, stock-based compensation expense related to the issuance of certain equity awards to members of management.

(2)    Reflects a legal settlement expense of $37.6 million for the year ended December 31, 2020. See Note 12 of our audited financial statements included in this document for additional information.
(3)    Includes (i) contingent consideration payments with respect to our acquisitions of Seriously and Supertreat in 2019, and (ii) third-party fees for actual or planned acquisitions, including related legal, consulting and other expenditures.
(4)    Primarily reflects business optimization expenses during the year December 31, 2020, income from an early termination of a license agreement during the year ended December 31, 2019, and impairment charges on specific game assets recorded during the years ended December 31, 2018.
(5)    Includes expenses recognized for grants of annual cash awards to employees pursuant to our Retention Plans, which awards are incremental to salary and bonus payments, and which plans expire in 2024. For more information, see Note 14 of our audited financial statements included in this document.
(6)    Includes retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. For more information, see Note 14 of our audited financial statements included in this document.

Liquidity and Capital Resources

Capital spending

We incur capital expenditures in the normal course of business and perform ongoing enhancements and updates to our social and mobile games to maintain their quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities. We may also pursue acquisition opportunities for additional businesses or social or mobile games that meet our strategic and return on investment criteria. Capital needs are evaluated on an individual investment basis and may require significant capital commitments.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, and borrowings under our credit facility and revolver. Our cash and cash equivalents totaled $520.1 million and $266.8 million at December 31, 2020 and December 31, 2019, respectively. Our primary contractual obligations are our debt obligations. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, borrowings under our December 2019 Revolving Credit facility or, if necessary, additional term loans or issuances of equity. In February 2021, the Company began exploring potential alternatives to refinance its Term Loan, although the Company does not have any agreements or commitments for such refinancing at this time.

Our restricted cash totaled $3.5 million and $5.2 million at December 31, 2020 and December 31, 2019, respectively. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures. In addition, at December 31, 2020, we had capacity under our revolving credit facility to borrow $350 million. In January 2021, we increased the borrowing capacity of the Revolving Credit Facility from $350 million to $550 million.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Year ended December 31,
	2020	2019	2018
Net cash flows provided by operating activities	$517.7	$491.9	$452.8
Net cash flows used in investing activities	(98.1)	(516.5)	(141.9)
Net cash flows used in financing activities	(181.3)	(6.6)	(337.4)
Effect of foreign exchange rate changes on cash and cash equivalents	13.3	(2.4)	(2.5)
Net change in cash, cash equivalents and restricted cash	$251.6	$(33.6)	$(29.0)

Operating activities

Net cash flows provided by operating activities for the year ended December 31, 2020 increased $25.8 million when compared with the year ended December 31, 2019. Net cash flows provided by operating activities for the year ended December 31, 2019 increased $39.1 million when compared with the year ended December 31, 2018 and for the year ended December 31, 2018 increased $83.8 million compared with the year ended December 31, 2017.

Net cash flow provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, with changes in working capital impacted by normal timing differences.

Investing activities

Net cash flows used in investing activities for the year ended December 31, 2020 decreased $418.4 million when compared to the year ended December 31, 2019 mainly due to $422.7 million of consideration paid for the acquisition of Supertreat and Seriously in 2019.

Net cash flows used in investing activities for the year ended December 31, 2019 increased $374.6 million when compared to the year ended December 31, 2018, due to $422.7 million of consideration paid for the acquisition of Supertreat and Seriously and $92.4 million related to the purchase and capitalization of assets during the year ended December 31, 2019. Net cash flows used in investing activities for the year ended December 31, 2018 included $179.2 million of consideration paid for the acquisition of Wooga and $57.0 million related to the purchase and capitalization of assets.

Financing activities

Net cash flows used in financing activities for the year ended December 31, 2020 increased $174.7 million when compared to the year ended December 31, 2019. Net cash flows used in financing activities for the year ended December 31, 2020 included $250.0 million in borrowings on our Revolving Credit Facility, and $283.3 million in repayments on our Revolving Credit Facility Term Loan pursuant to the Credit Agreement. Net cash flows used in financing activities for the year ended December 31, 2019 included borrowings on our Bridge Facility of $2.6 billion offset by a distribution to our stockholder of $2.4 billion and $89.6 million in repayments on our short-term bank credit.

Net cash flows used in financing activities for the year ended December 31, 2019 decreased $330.8 million when compared with the year ended December 31, 2018. Financing activities for the year ended December 31, 2019, included a dividend distribution to our stockholder of $2.4 billion, proceeds of $2.6 billion from our Bridge Facility and $2.5 billion from our Term Loan, and repayment of our Bridge Facility of $2.6 billion. Financing activities for the year ended December 31, 2018, included a distribution to our stockholder of $400.0 million.

Capital resources

On August 20, 2019, we entered into the $2,583 million Bridge Facility. On December 10, 2019, we entered into the Credit Agreement, as amended, which included $2,750 million in Credit Facilities, consisting of a $250 million Revolving Credit Facility, and a $2,500 million Term Loan, which was used to repay all borrowings under the Bridge Facility. On June 15, 2020, we received $100 million of incremental revolving commitments in order to increase the capacity of the Revolving Credit Facility to $350 million. In January 2021, we increased the borrowing capacity of the Revolving Credit Facility from $350 million to $550 million.
Credit Agreement

The Term Loan matures on December 10, 2024 and the Revolving Credit Facility matures on September 10, 2024 and includes a letter of credit sub-facility. The Term Loan requires scheduled quarterly principal payments in amounts equal to 1.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

The Credit Agreement allows us to request one or more incremental term loan facilities, incremental revolving credit facilities and/or increases to the Term Loan or the Revolving Credit Facility in an aggregate amount of up to the sum of (w) $100 million plus (x) the amount of certain voluntary prepayments plus (y) such additional amount so long as, (i) in the case of incremental credit facilities that rank pari passu with the liens on the collateral securing the Credit Facilities, our senior secured net leverage ratio on a pro forma basis would not exceed 2.75 to 1.00, (ii) in the case of incremental credit facilities that rank junior to the liens on the collateral securing the Credit Agreement, our total secured net leverage ratio on a pro forma basis would not exceed 2.75 to 1.00 and (iii) in the case of incremental credit facilities that are unsecured, our total net leverage ratio on a pro forma basis would not exceed 2.75 to 1.00 plus (z) $200 million of incremental revolving commitments from and after the occurrence of a qualified initial public offering, in each case, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.

All future borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to certain exceptions.

Interest and fees

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, either (a) LIBOR determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of (i) in the case of the Term Loan, 1.0% and (ii) in the case of the Revolving Credit Facility, 0.0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin.

Such applicable margin shall be (a) with respect to the Term Loan, 6.00% per annum in the case of any LIBOR loan or 5.00% per annum in the case of any base rate loan and (b) in the case of the Revolving Credit Facility, 3.25% per annum in the case of any LIBOR loan and 2.25% per annum in the case of any base rate loan, subject in the case of the Revolving Credit Facility to two 0.25% step-downs based on our senior secured net leverage ratio.

In addition, on a quarterly basis, we are required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility in the amount of 0.50% of the principal amount of the daily unused commitments of such lender, subject to step-downs to 0.375% and 0.25% based upon our senior secured net leverage ratio. We are also required to pay customary agency fees as well as letter of credit participation fees on outstanding letters of credit.

The Credit Agreement permits voluntary prepayments and requires mandatory prepayments in certain events including among others, certain net cash proceeds from non-ordinary asset sale transactions (subject to reinvestment rights, except in the case of certain material intellectual property and material games), 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement), and 75% (subject to three 25% step-downs based on our senior secured net leverage ratio) of our excess cash flow to the extent such amount exceeds $10 million. Based upon our financial results for the year ending December 31, 2020, we expect to offer to purchase approximately $105.1 million of our outstanding debt pursuant to the excess cash flow provisions. Some or all of these offers may be refused by the holders of the debt. To the extent the offers are accepted by the holders of the debt, we will use these funds to prepay our debt at its face value.

Collateral and guarantors

The borrowings under the Credit Agreement are guaranteed by certain of our material, wholly-owned restricted subsidiaries that are incorporated under the laws of the United States, England and Wales and the State of Israel (subject to exceptions), and are secured by a pledge of substantially all of our existing and future property and assets and the guarantors (subject to exceptions), including a pledge of the capital stock of the domestic subsidiaries held by us and the domestic guarantors and 65% (or 100% in the case of certain of the guarantors) of the capital stock of the first-tier foreign subsidiaries held by us and the domestic guarantors, in each case subject to exceptions.

The Credit Agreement requires that we and the guarantors (a) generate at least 80.0% of the EBITDA (as defined in the Credit Agreement) of our and our restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all “Material Intellectual Property” (defined as (i) any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of our and our restricted subsidiaries’ EBITDA for the then most recently ended four fiscal quarters and (ii) any intellectual property rights consisting of registered trademarks or copyrights subsisting in the names or logos of certain material games) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If we and the guarantors do not satisfy such requirement, then we must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. As of December 31, 2020, we were in compliance with these requirements.

Restrictive covenants

The Revolving Credit Facility includes a maximum first-priority senior secured net leverage ratio financial maintenance covenant of 6.25 to 1.00, which is applicable on the last day of any of our fiscal quarters on which the aggregate outstanding amount of the Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility (excluding certain undrawn or cash collateralized letters of credit) exceeds 30% of the aggregate amount of the commitments under the Revolving Credit Facility. At December 31, 2020, our first-priority senior secured net leverage ratio was 2.09 to 1.00.

In addition, the Credit Agreement includes negative covenants, subject to certain exceptions, restricting or limiting our ability and the ability of our restricted subsidiaries to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain mergers and acquisitions; (iii) complete dividends and stock repurchases and optional redemptions (and optional prepayments) of junior lien debt, unsecured debt and subordinated debt; (iv) incur indebtedness; (v) make certain loans and investments; (vi) incur liens and certain fixed charges; (vii) transact with affiliates; (viii) change our or our restricted subsidiaries’ business; (ix) enter into sale/leaseback transactions; (x) allow limitations on negative pledges and the ability of restricted subsidiaries to pay dividends or make distributions; (xi) change the fiscal year and (xii) modify junior lien debt, unsecured debt and subordinated debt documents. Under the Credit Agreement, we may be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or liens or making certain investments.

For additional information regarding our indebtedness, see Note 9, Debt to the accompanying consolidated financial statements.

Critical accounting policies and estimates

We prepare our financial statements in conformity with U.S. GAAP.

Certain accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments are based upon our management’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider accounting estimates to be critical accounting policies when:

•the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and
•different estimates or changes to estimates could have a material impact on the reported financial positions, changes in financial position or results of operations.

When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from such estimates. For additional information on our significant accounting policies, please refer to Note 1, Organization and Summary of Significant Accounting Policies to the financial statements included elsewhere in this filing.

Business combinations

We apply the provisions of ASC 805, Business Combination and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, acquired technology and acquired trademarks from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Software development costs

We review internal use software development cost associated with infrastructure and new games or updates to existing games to determine if the costs qualify for capitalizing. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal use software is included in intangible assets other than goodwill, net in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point in which the project is substantially complete and is ready for its intended purpose. With respect to new games or updates to existing games, the preliminary project stage remains ongoing until just prior to worldwide launch. The development costs are expensed as incurred to research and development in the consolidated statement of comprehensive income.

Goodwill

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values of assets acquired and liabilities assumed after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill. Under ASC 350, Intangible—Goodwill and Other, goodwill is not amortized, but rather is subject to an annual impairment test.

We test goodwill for impairment as of October 1st of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. For the purposes of impairment testing, we have determined that we have one reporting unit. When performing the annual goodwill impairment testing, we either conducts a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or we elect to bypass this qualitative assessment and perform a quantitative test for impairment.

Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we then perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill.

If a quantitative analysis is necessary, we compare the fair value of our reporting unit to our carrying value. We determine the estimated fair value based on a combination of EBITDA and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the industry in general. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.

If the estimated fair value exceeds carrying value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the carrying amount exceeds estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.

The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent the revenues volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have impairments to record in the next twelve months, and such impairments could be material.
Revenue recognition

We primarily derive revenues from the sale of virtual items associated with online games. We distribute our games to the end customer through various web and mobile platforms such as Apple, Facebook, Google, and other web and mobile platforms. Through these platforms, users can download our free-to-play games and can purchase virtual currency which is redeemed in the game for virtual goods, or players can purchase virtual goods directly (collectively referred to as virtual items) to enhance their game-playing experience.

The initial download of the games does not create a contract under ASC 606, Revenue from Contracts with Customers, or ASC 606; however, the separate election by the player to make an in-application purchase satisfies the ASC 606 criterion for creating a contract.

Players can pay for their virtual item purchases through various widely accepted payment methods offered in the games. Payments from players for virtual items are required at the time of purchase, are non-refundable and relate to non-cancellable contracts that specify our obligations and cannot be redeemed for cash nor exchanged for anything other than virtual items within our games. The purchase price is a fixed amount which reflects the consideration that we expect to be entitled to receive in exchange for use of virtual items by our customers. The platform providers collect proceeds from the game players and remit the proceeds to us after deducting their respective platform fees.
We are primarily responsible for providing the virtual items, have control over the content and functionality of games and have the discretion to establish the virtual items’ prices. Therefore, we are the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within cost of revenue. Our performance obligation is to display the virtual items within the game over the estimated life of the paying player or until the virtual item is consumed in game play based upon the nature of the virtual item.

We categorize our virtual items as either consumable or durable, and the substantial majority of our games sell only consumable virtual items. Consumable virtual items represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. For the sale of consumable virtual items, we recognize revenues as the items are consumed (i.e. over time) which is usually up to one month. We have determined through a review of game play behavior that players generally do not purchase additional virtual currency until their existing virtual currency balances have been substantially consumed. This review, performed on a game-by-game basis, includes an analysis of game players’ historical play behavior, purchase behavior, and the amount of virtual currency outstanding. Based upon this analysis, we have estimated the rate at which virtual currency is consumed during game play within each game. Accordingly, revenues are recognized using a user-based revenue model using these estimated consumption rates. We monitor our analysis of customer play behavior on a quarterly basis.

Durable virtual items represent items that are accessible to the player over an extended period of time. We sell durable virtual items primarily through games acquired in recent acquisitions. We recognize revenues from the sale of durable virtual items ratably over the estimated average life of the paying player, which is estimated on a game-by-game basis and generally ranges from three months up to one year. We estimate the average life of the paying player based on historical paying player patterns and playing behaviors within each of the specific games that offer durable virtual items. We monitor our operational data and player patterns and re-assess our estimates on a quarterly basis.

Deferred revenues, which represent a contract liability, represent mostly unrecognized fees collected for virtual items which are not consumed at the balance sheets date, or for players that are still active in the games.

Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses.

We also have relationships with certain advertising service providers for advertisements within our games and revenues from these advertising providers is generated through impressions, clickthroughs, banner ads and offers. We have determined that displaying the advertisements within the mobile games is identified as a single performance obligation. The transaction price in advertising arrangements is established by our advertising service providers and is generally the product of the number of advertising units delivered (e.g. impressions, offers completed, etc.) and the contractually agreed upon price per unit. Revenues from advertisements and offers are recognized at a point-in-time when the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services. We have determined that we are generally acting as an agent in our advertising arrangements as the advertising service providers maintain the relationship with the customers, control the pricing of the advertising such that we do not know the total price paid by the customer to the service providers, and control the advertising product through the time the advertisements are displayed in our games. Therefore, we recognize revenues related to these arrangements on a net basis.

Stock-based compensation

Common stock valuation

The valuation of our equity considers a number of objective and subjective factors that we believe market participants would consider, including (a) our business, financial condition, and results of operations, including related industry trends affecting our operations; (b) our forecasted operating performance and projected future cash flows; (c) the liquid or illiquid nature of our common stock; (d) the rights and privileges of our common stock; (e) market multiples of our most comparable public peers; and (f) market conditions affecting our industry.

We used the income approach (discounted cash flow method) and the market approach (guideline public company method and guideline transaction method) to estimate our equity value. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenues and costs. The guideline public company method estimates the value of a company by applying market multiples of publicly traded companies in the same or similar lines of business to the results and projected results of the company being valued. The guideline transaction method estimates the value of a company by applying valuation multiples paid in actual transaction for comparable public and private companies.

In applying the market and income approaches to determine a value of the common stock, a discount was applied to reach the final valuation of the common stock based on the fact that, given we are a private company, there are impediments to liquidity, including lack of publicly available information and the lack of a trading market.

We prepared, as of the valuation date, financial forecasts used in the computation of the estimated fair value of our equity for both the market and income approaches. The financial forecasts were based on assumed revenue growth rates and operating margin levels that considered our past experience and future expectations. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital rates.
The values derived under the market and income approaches were then used to determine an initial estimated fair market value of our equity.

There is inherent uncertainty in our forecasts and projections, and if we had made different assumptions and estimates than those described previously, the amount of our equity valuation and stock-based compensation expense could have been materially different.
Options granted on June 26, 2020 had an exercise price equal to the estimated fair value of our common stock as determined by our valuation as of June 26, 2020. The valuation used a non-marketability discount of 10%.

Stock-based compensation expense

We have a stock-based compensation program, which provides for equity awards including stock options and time-based RSUs. Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period for the award. We record forfeitures as a reduction of stock-based compensation expense as those forfeitures occur.

We used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options. As we do not have a history of market prices for our common stock because the stock was not historically publicly traded, we used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing our volatility assumption. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for our peer group of companies for a period equal to the expected life of the option. The expected term assumption was derived based on an average between each vesting date and the expiration date of an option. The weighted-average risk-free interest rate was based on the interest rate for U.S. Treasury bonds. We do not anticipate paying cash dividends on our shares of common stock on a go-forward basis.

If factors change and we employ different assumptions, stock-based compensation cost on future awards may differ significantly from what we have recorded in the past. Lower volatility and shorter expected terms or higher volatility and longer expected terms result in a decrease or increase, respectively, to stock-based compensation determined at the date of grant. Future stock-based compensation cost and unrecognized stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned stock-based compensation cost or incur incremental cost.

Our stock-based compensation expense is recorded in general and administrative expenses in the consolidated statements of comprehensive income. See Note 10, Stockholders’ Deficit, Equity Transactions and Stock Incentive Plan to the accompanying consolidated financial statements, for additional discussion.

Income taxes

We record income taxes under the asset and liability method of accounting for income taxes pursuant to ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are determined using enacted tax rates that are expected to be effect in the year in which the deferred tax asset or liability is to be realized or settled.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards expiring unused and tax planning alternatives.

We implement a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Tax Cuts and Jobs Act (“TCJA”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. We can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of deferred taxes. We elected to account for the income tax effects of GILTI as a “period cost,” or an income tax expense in the year the tax is incurred.

Recently Issued Accounting Pronouncements

See Note 1 to our audited consolidated financial statements included elsewhere in this filing for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this filing.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:
Interest rate risk

Our exposures to market risk for changes in interest rates relate primarily to our Term Loan and our Revolving Credit Facility. The Term Loan and our Revolving Credit Facility are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay. We had borrowings outstanding under our Term Loan with book values of $2,314.4 million and $2,424.1 million at December 31, 2020 and December 31, 2019, respectively, which were subject to a weighted average interest rate of 7.207% and 7.736% for the years ended December 31, 2020 and December 31, 2019, respectively. We had borrowings of $33.3 million outstanding on our Revolving Credit Facility at December 31, 2019, which were subject to a weighted average interest rate of 4.986%. There were no borrowings against our Revolving Credit Facility at December 31, 2020.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased our interest expense by $23.1 million and $24.6 million for the years ended December 31, 2020 and December 31, 2019, respectively.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would not have had a material impact on the fair value of our Credit Facilities as of December 31, 2019. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our interest rate risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Investment risk

We had cash and cash equivalents including restricted cash and cash equivalents totaling $523.6 million and $272.0 million as of December 31, 2020 and December 31, 2019, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments.

A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for by an immaterial amount.

Foreign currency risk

Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in New Israeli Shekels, or NIS. We also have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, including the Australian Dollar, Brazilian Real, British Pound, Euro, and New Israeli Shekel. Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Through December 31, 2020, we had not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PLAYTIKA HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PLAYTIKA HOLDING CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Playtika Holding Corp. and its subsidiaries (the “Company“) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of common stock

Description of the Matter
On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”) according to which the Company may grant equity awards to its employees, non-employee directors and consultants of the Company and its subsidiaries. As discussed in Note 1 and Note 10 to the consolidated financial statements, during 2020 the Company granted, in accordance with the Plan, stock options and restricted stock units (RSUs) and recorded stock-based compensation expense of $ 276.0 million. As the Company’s common stocks were not publicly traded on the dates on which the equity-based awards were granted, the fair value of Company’s common stock was estimated by management with the assistance of a third-party valuation specialist. The Company, with the assistance of a third-party valuation specialist, used a combination of the income approach and the market approach to estimate the value of its common stock in connection with its stock-based compensation program.

Auditing the Company's valuation of common stock was complex and required auditor’s judgment due to significant assumptions which included, among others, forecasted operating performance, projected future cash flows and estimate of risk-adjusted discount rate to projected cash flows.

How We Addressed the Matter in Our Audit	To test the common stock valuation, our audit procedures included, among others, assessing the key assumptions of the valuation of the stock-based awards. We evaluated the appropriateness of the Company’s estimates, the reasonableness of management’s forecasts of future cash flows and compared the projections to historical results and certain peer companies and also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. In addition, we evaluated the key terms and conditions of awards granted and tested the clerical accuracy of the valuation. Additionally, we involved our internal valuation specialists to assist us in assessing the valuation methodologies and assumptions used in estimating the fair value of the common stock and evaluating the reasonableness of the discount rate used in the valuation including comparing it against an independently estimated discount rate based on inputs obtained through published surveys and studies.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel-Aviv, Israel
February 26, 2021
We have served as the Company’s auditor since 2016.

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$520.1	$266.8
Restricted cash	3.5	5.2
Accounts receivable	129.3	125.7
Prepaid expenses and other current assets	101.6	79.4
Total current assets	754.5	477.1
Property and equipment, net	98.5	82.8
Operating lease right of use assets	73.4	58.0
Intangible assets other than goodwill, net	327.7	356.7
Goodwill	484.8	474.2
Deferred tax assets, net	28.5	28.2
Other non-current assets	8.8	3.3
Total assets	$1,776.2	$1,480.3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$104.6	$137.6
Accounts payable	34.6	54.1
Operating lease liabilities, current	16.4	10.5
Accrued expenses and other current liabilities	484.8	351.7
Total current liabilities	640.4	553.9
Long-term debt	2,209.8	2,319.8
Employee related benefits	16.1	70.2
Operating lease liabilities, long-term	67.0	52.4
Deferred tax liabilities, net	86.4	99.5
Total liabilities	3,019.7	3,095.8
Commitments and contingencies (Note 12)
Stockholders' equity (deficit)
Common stock of US $0.01 par value: 400.0 shares authorized; 391.1 and 378.0 shares issued and outstanding as of December 31, 2020 and 2019, respectively(1)	3.9	3.8
Additional paid-in capital	462.3	202.1
Accumulated other comprehensive income (loss)	16.7	(2.9)
Accumulated deficit	(1,726.4)	(1,818.5)
Total stockholders' deficit	(1,243.5)	(1,615.5)
Total liabilities and stockholders’ deficit	$1,776.2	$1,480.3
_________
(1)    Prior period results have been adjusted to reflect the 400-for-1 stock split effected in January 2021. See Note 10, Stockholders’ Deficit, Equity Transactions and Stock Incentive Plan for details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)

	Year ended December 31,
	2020	2019	2018
Revenues	$2,371.5	$1,887.6	$1,490.7
Costs and expenses
Cost of revenue	712.2	566.3	437.0
Research and development expenses	268.9	210.5	148.3
Sales and marketing expenses	502.0	413.7	293.2
General and administrative expenses	501.2	199.7	179.6
Total costs and expenses	1,984.3	1,390.2	1,058.1
Income from operations	387.2	497.4	432.6
Interest expense and other, net	192.8	61.1	1.9
Income before income taxes	194.4	436.3	430.7
Provision for income taxes	102.3	147.4	92.7
Net income	92.1	288.9	338.0
Other comprehensive income (loss)
Foreign currency translation	19.6	(3.2)	0.3
Total other comprehensive income (loss)	19.6	(3.2)	0.3
Comprehensive income	$111.7	$285.7	$338.3

Net income per share attributable to common stockholders, basic	$0.24	$0.76	$0.89
Net income per share attributable to common stockholders, diluted	$0.24	$0.76	$0.89
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	384.7	378.0	378.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	384.7	378.0	378.0
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Share Capital(1)
	Shares	Amount	Additional paid-in capital(1)	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity (deficit)
Balance as of January 1, 2018	378.0	$3.8	$202.1	$—	$320.5	$526.4
Net income	—	—	—	—	338.0	338.0
Dividend distribution	—	—	—	—	(400.0)	(400.0)
Other comprehensive income	—	—	—	0.3	—	0.3
Balance as of December 31, 2018	378.0	3.8	202.1	0.3	258.5	464.7
Net income	—	—	—	—	288.9	288.9
Dividend distribution	—	—	—	—	(2,365.9)	(2,365.9)
Other comprehensive loss	—	—	—	(3.2)	—	(3.2)
Balance as of December 31, 2019	378.0	3.8	202.1	(2.9)	(1,818.5)	(1,615.5)
Net income	—	—	—	—	92.1	92.1
Stock-based compensation	—	—	276.0	—	—	276.0
Issuance of shares upon vesting of RSUs	13.1	0.1	(0.1)	—	—	—
Shares withheld for tax withholdings	—	—	(15.7)	—	—	(15.7)
Other comprehensive income	—	—	—	19.6	—	19.6
Balance as of December 31, 2020	$391.1	$3.9	$462.3	$16.7	$(1,726.4)	$(1,243.5)

_________
(1)    Prior period results have been adjusted to reflect the 400-for-1 stock split effected in January 2021. See Note 10, Stockholders’ Deficit, Equity Transactions and Stock Incentive Plan for details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year ending December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$92.1	$288.9	$338.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	37.6	23.6	17.5
Amortization of intangible assets	81.6	49.4	20.2
Stock-based compensation	276.0	—	—
Change in deferred tax, net	(13.1)	40.8	(5.2)
Loss (gain) from foreign currency	(10.0)	1.8	2.5
Non-cash lease expenses	5.1	4.9	—
Amortization of loan discount	15.3	10.3	—
Impairment of intangible assets	—	—	0.8
Changes in operating assets and liabilities:
Accounts receivable	(1.7)	(15.4)	4.9
Prepaid expenses and other current assets and interest receivable from related parties	(21.7)	(2.4)	(19.6)
Accounts payable	(20.2)	8.0	4.6
Accrued expenses and other current liabilities and accrued interest to related party	76.7	82.0	89.1
Net cash provided by operating activities	517.7	491.9	452.8
Cash flows from investing activities
Purchase of property and equipment	(54.1)	(55.3)	(41.1)
Capitalization of internal use software costs	(33.3)	(17.2)	(5.8)
Purchase of intangible assets	(10.7)	(19.9)	(10.1)
Loan repaid by related party	—	—	24.0
Payments for business acquisitions, net of cash acquired	—	(422.7)	(179.2)
Short-term bank deposits, net	—	—	70.0
Other investing activities	—	(1.4)	0.3
Net cash used in investing activities	(98.1)	(516.5)	(141.9)
Cash flows from financing activities
Proceeds from bank borrowings	—	4,998.6	89.6
Repayments on bank borrowings	—	(2,672.6)	—
Borrowings under revolving credit facility	250.0	33.3	—
Repayment of term loan and revolving credit facility	(408.3)	—	—
Loan repaid to related party	—	—	(24.0)
Payment of tax withholdings on stock-based payments	(15.7)	—	—
Payment of deferred offering costs	(2.4)	—	—
Net cash out flow for business acquisitions and other	(4.9)	—	(3.0)
Distribution to the stockholder	—	(2,365.9)	(400.0)
Net cash used in financing activities	(181.3)	(6.6)	(337.4)
Effect of exchange rate changes on cash and cash equivalents	13.3	(2.4)	(2.5)
Net change in cash, cash equivalents and restricted cash	251.6	(33.6)	(29.0)
Cash, cash equivalents and restricted cash at the beginning of the period	272.0	305.6	334.6
Cash, cash equivalents and restricted cash at the end of the period	$523.6	$272.0	$305.6

	Year ending December 31,
	2020	2019	2018
Supplemental cash flow disclosures
Cash paid for income taxes	$81.1	$62.8	$86.5
Cash paid for interest	$182.4	$47.6	$0.2
Cash received for interest	$1.7	$1.5	$4.2
Non-cash financing and investing activities
Lease asset additions	$30.0	$17.7	$—
Accrued offering costs	$2.6	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corporation (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys to drive user engagement and monetization. As of December 31, 2020, the Company had operations in Argentina, Australia, Austria, Belarus, Canada, Finland, Germany, India, Israel, Romania, Switzerland, Ukraine, the United Kingdom and the United States.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include Playtika and all subsidiaries in which the Company has a controlling financial interest. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where the Company has determined that it has significant influence over the entities; and (iii) investments in affiliates of 20% or less are generally accounted for at cost minus impairment. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, and all intercompany balances and transactions have been eliminated in the consolidation.

During September 2019, the Company distributed all of its shares in LaGuardia Venture Limited (“LaGuardia”), an investment company which invested in 2018 a total amount of $400 million, to its stockholder as a distribution to the stockholder. Since the Company and LaGuardia are in dissimilar businesses, had been managed and financed historically as if they were autonomous and had no common facilities and costs, and do not have material financial commitments, guarantees, or contingent liabilities to each other following the spin–off, these financial statements retroactively reflect the omission of LaGuardia as if the Company never had an investment in LaGuardia. The carrying amount of the Company’s investment in LaGuardia at the date of the spin-off transaction was recorded as a distribution to the stockholder.

The elimination of LaGuardia had no effect on the Company’s consolidated financial statements as of or for the year ended December 31, 2020 and 2019 and had an immaterial effect on the Company's consolidated statements of comprehensive income for the year ended December 31, 2018. Had this investment been included in the balance sheets as of December 31, 2020 and 2019 it would have represented 18% and 21% of the consolidated net assets in the consolidated balance sheets, respectively.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial statements in United States dollars

The currency of the primary economic environment in which the operations of Playtika and certain subsidiaries are conducted is the U.S. dollar ("dollar"); thus, the dollar is the functional currency of Playtika and certain subsidiaries.

Playtika and certain subsidiaries' transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with ASC 830, Foreign Currency Matters. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of income comprehensive income as financial income or expenses, as appropriate.

For those consolidated subsidiaries whose functional currency has been determined to be a non-dollar currency, assets and liabilities are translated at year-end exchange rates and statement of income items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income in stockholders' equity.

Significant factors, assumptions, and methodologies used in estimating fair value of equity

As noted in Note 19, Subsequent events, Playtika Holding Corp.’s initial public offering, prior to the initial public offering, the valuation of the Company’s equity considers a number of objective and subjective factors that it believes market participants would consider, including (a) the Company’s business, financial condition, and results of operations, including related industry trends affecting its operations; (b) its forecasted operating performance and projected future cash flows; (c) the liquid or illiquid nature of its common stock; (d) liquidation preferences, redemption rights, and other rights and privileges of its common stock; (e) market multiples of its most comparable public peers; and (f) market conditions affecting its industry.

The Company, with the assistance of a third-party valuation expert, used the income approach (discounted cash flow method) and the market approach (guideline public company method and guideline transaction method) to estimate its equity value in connection with its stock-based compensation program discussed below. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenue and costs. The guideline public company method estimates the value of a company by applying market multiples of publicly traded companies in the same or similar lines of business to the results and projected results of the company being valued. The guideline transaction method estimates the value of a company by applying valuation multiples paid in actual transactions for comparable public and private companies.

In applying the market and income approaches to determine a value of the common stock, a discount was applied to reach the final valuation of the common stock based on the fact that, given the Company was a private company at the time of such valuation, there were impediments to liquidity, including lack of publicly available information and the lack of a trading market.

As of the valuation date, financial forecasts were prepared and used in the computation of the estimated fair value of the Company’s equity for both the market and income approaches. The financial forecasts were based on assumed revenue growth rates and operating margin levels that considered past experience and future expectations. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital rates.

The values derived under the market and income approaches were then used to determine an initial estimated fair market value of the Company’s equity. The initial estimated value was then subjected to a discount for the lack of marketability, which produced the per-share value of $18.71 as of May 31, 2020. In October 2020, the Company updated the valuation of its equity using a market and income approach consistent with the May 2020 valuation, resulting in a per-share value of $21.08 as of September 30, 2020.

There is inherent uncertainty in the Company’s forecasts and projections, and if different assumptions and estimates had been made than those described previously, the amount of the equity valuation and stock-based compensation expense could have been materially different.

Concentration of credit risk and significant customers

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash, accounts receivable and other receivables. The significant majority of the Company's cash and cash equivalents are deposited with a small number of financial institutions with high credit standings. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

Apple, Facebook and Google are significant distribution, marketing, promotion and payment platforms for the Company's games. A significant portion of the Company’s revenues has been generated from players who accessed the Company's games through these platforms. Therefore, the Company's accounts receivable are derived mainly from sales through these three platforms. Accounts receivable are recorded at their transaction amounts and do not bear interest. The Company performs ongoing credit evaluations of its customers.

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable:

	December 31,
	2020	2019
	%
Apple	38	34
Google	35	31
Facebook	11	20

Accounts receivable are non-interest bearing and are initially recorded at cost. The Company bases its allowance for doubtful accounts on management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on historical collection experience and current and expected future economic and market conditions.
Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and are stated at the lower of cost or market value.

Restricted cash

Restricted cash primarily consists of deposits to secure obligations under the Company's operating lease agreements and to secure company-issued credit cards.

Property and equipment, net

The Company states property and equipment at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the lease term of the respective assets, whichever is shorter.

The depreciation periods for the Company's property and equipment are as follows:

Useful life
Computers and peripheral equipment	3 to 5 years
Office furniture and equipment	4 to 14 years
Vehicles and aircraft	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or remaining term of lease

Software development costs

The Company reviews internal use software development cost associated with infrastructure and new games or updates to existing games to determine if the costs qualify for capitalizing. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal use software is included in intangible assets other than goodwill, net in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point in which the project is substantially complete and is ready for its intended purpose. With respect to new games or updates to existing games, the preliminary project stage remains ongoing until just prior to worldwide launch. The development costs are expensed as incurred to research and development in the consolidated statement of comprehensive income.

Capitalized internal use software costs were approximately $33.3 million, $17.2 million and $5.8 million during the years ending December 31, 2020, 2019 and 2018, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2020 and 2019, the amortization of capitalized software costs totaled approximately $8.9 million and $0.3 million, respectively. There was no amortization of internal use software recorded during the year ended December 31, 2018.

Business combination

The Company applies the provisions of ASC 805, Business Combination and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Significant estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from customer relationships, acquired technology and acquired trademarks from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Under ASC 350, Intangible - Goodwill and Other ("ASC 350"), goodwill is not amortized, but rather is subject to an annual impairment test.

The Company tests goodwill for impairment as of October 1st of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. For the purposes of impairment testing, the Company has determined that it has one reporting unit. When performing the annual goodwill impairment testing, the Company either conducts a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or elects to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, the Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, the Company determines it is more likely than not the asset is impaired, it then performs a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.

Intangible assets other than goodwill, net

Other intangible assets are amortized over their estimated useful lives using the straight-line method, using the following ranges of useful lives:

Useful life
Developed games and acquired technology	3 to 10 years
Trademarks and user base	1 to 5 years
Internal use software	3 years

Impairment of long-lived assets

The Company’s long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangibles that are subject to amortization are tested for impairment as of October 1st of each year, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment indicators include any significant changes in the manner of the Company’s use of the assets and significant negative industry or economic trends. The Company recognizes impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis.

Upon determination that the carrying value of a long-lived asset may not be recoverable based upon a comparison of aggregate undiscounted projected future cash flows to the carrying amount of the asset, an impairment charge is recorded for the excess of the carrying amount over fair value.

Lessee arrangements

The Company is the lessee under non-cancelable for office real estate and data center leases. The Company accounts for its leases under ASU No. 2016-02, Leases (Topic 842). Operating lease ROU assets and liabilities are recognized at the commencement date and initially measured based on the present value of lease payments over the defined lease term. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants. The Company’s lease agreements with lease and non-lease components are accounted for separately.

As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is estimated based upon the capital structure of the Company and upon the other information available at the lease commencement date in determining the present value of lease payments. The implicit rate will be used when readily determinable. The operating lease ROU assets also include any prepaid lease payments made and are net of lease incentives. The Company does not record an asset or liability for operating leases with a term of 12 months or less.

Revenue recognition

The Company primarily derives revenue from the sale of virtual items associated with online games. The Company distributes its games to the end customer through various web and mobile platforms such as Apple, Facebook, Google, and other web and mobile platforms. Through these platforms, users can download the Company’s free-to-play games and can purchase virtual currency which is redeemed in the game for virtual goods, or players can purchase virtual goods directly (collectively referred to as virtual items) to enhance their game-playing experience.

The initial download of the games does not create a contract under ASC 606, Revenue from Contracts with Customers; however, the separate election by the player to make an in-application purchase satisfies the ASC 606 criterion for creating a contract.

Players can pay for their virtual item purchases through various widely accepted payment methods offered in the games. Payments from players for virtual items are required at the time of purchase, are non-refundable and relate to non-cancellable contracts that specify the Company’s obligations and cannot be redeemed for cash nor exchanged for anything other than virtual items within the Company’s games. The purchase price is a fixed amount which reflects the consideration that the Company expects to be entitled to receive in exchange for use of virtual items by its customers. The platform providers collect proceeds from the game players and remit the proceeds to the Company after deducting their respective platform fees.

The Company is primarily responsible for providing the virtual items, has control over the content and functionality of games and has the discretion to establish the virtual items’ prices. Therefore, the Company is the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within cost of revenue. The Company’s performance obligation is to display the virtual items within the game over the estimated life of the paying player or until the virtual item is consumed in game play based upon the nature of the virtual item.

The Company categorizes its virtual items as either consumable or durable, and the substantial majority of the Company’s games sell only consumable virtual items. Consumable virtual items represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. For the sale of consumable virtual items, the Company recognizes revenue as the items are consumed (i.e. over time) which is usually up to one month. The Company has determined through a review of game play behavior that players generally do not purchase additional virtual currency until their existing virtual currency balances have been substantially consumed. This review, performed on a game-by-game basis, includes an analysis of game players’ historical play behavior, purchase behavior, and the amount of virtual currency outstanding. Based upon this analysis, the Company has estimated the rate at which virtual currency is consumed during game play. Accordingly, revenue is recognized using a user-based revenue model using these estimated consumption rates. The Company monitors its analysis of customer play behavior on a quarterly basis.

Durable virtual items represent items that are accessible to the player over an extended period of time. The Company sells durable virtual items primarily through games acquired in recent acquisitions. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated average life of the paying player, which is estimated on a game-by-game basis and generally ranges from three months up to one year. The Company estimates the average life of the paying player based on historical paying player patterns and playing behaviors within each of the specific games that offer durable virtual items. The Company monitors its operational data and player patterns and re-assesses its estimates on a quarterly basis.

Deferred revenues, which represent a contract liability, represent mostly unrecognized fees collected for virtual items which are not consumed at the balance sheets date, or for players that are still active in the games.

Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses.

The Company also has relationships with certain advertising service providers for advertisements within its games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads and offers. The Company has determined that displaying the advertisements within the mobile games is identified as a single performance obligation. The transaction price in advertising arrangements is established by our advertising service providers and is generally the product of the number of advertising units delivered (e.g. impressions, offers completed, etc.) and the contractually agreed upon price per unit. Revenue from advertisements and offers are recognized at a point-in-time when the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services. The Company has determined that it is generally acting as an agent in its advertising arrangements as the advertising service providers maintain the relationship with the customers, control the pricing of the advertising such that the Company does not know the total price paid by the customer to the service providers, and control the advertising product through the time the advertisements are displayed in our games. Therefore, the Company recognizes revenue related to these arrangements on a net basis.

Advertising expenses

Costs for marketing and advertising of the Company’s games are primarily expensed as incurred and are included in the sales and marketing expenses in the Company’s consolidated statements of comprehensive income. Such costs primarily consist of player acquisition costs. Advertising expense was $408.5 million, $341.4 million and $233.9 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-based compensation expense

The Company has a stock-based compensation program which provides for equity awards including time-based stock options and restricted stock units (“RSUs”). Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period for the award. The Company records forfeitures as a reduction of stock-based compensation expense as those forfeitures occur.

The Company used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with stock options. As it does not have a history of market prices for its common stock because the stock was not historically publicly traded, the Company used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumption. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for the Company’s peer group of companies for a period equal to the expected life of the option. The expected term assumption was derived using the simplified method, which is based on an average between each vesting date and the expiration date of an option. The weighted-average risk-free interest rate was based on the interest rate for U.S. Treasury bonds for an equivalent term. The Company does not anticipate paying cash dividends on its shares of common stock on a go-forward basis. The stock options have a contractual term of 10 years. Except as otherwise provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

If factors change and the Company employs different assumptions, stock-based compensation cost on future awards may differ significantly from what the Company has recorded in the past. Lower volatility and shorter expected terms or higher volatility and longer expected terms result in a decrease or increase, respectively, to stock-based compensation determined at the date of grant. Future stock-based compensation cost and unrecognized stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate any remaining unearned stock-based compensation cost or incur incremental cost.

The Company used the estimated fair value of equity and associated per-share value at the time of grant to determine the compensation cost to be recognized associated with RSUs.

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients, which for the awards during 2020 primarily has been general and administrative expenses in the consolidated statements of comprehensive income. See Note 10, Stockholders’ Deficit, Equity Transactions and Stock Incentive Plan for additional discussion.

Income taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences will reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets and deferred tax liabilities are presented under long-term assets and long-term liabilities, respectively.
The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement.

The Company classifies interest and penalties on income taxes (which includes uncertain tax positions) as taxes on income. See Note 16, Income Taxes for additional discussion.

Net income per share attributable to common stockholders

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive.

Employee related benefits

Appreciation and retention plan

The Company adopted the Playtika Holding Corp. Retention Plan (the “2017-2020 Plan”) effective as of September 23, 2016 in order to retain key employees and reward them for contributing to the success of the Company. According to the 2017-2020 Plan, appreciation unit awards were granted to selected eligible employees. These units provided the right to receive cash payments for each of the years 2017 through 2020 as a percentage (between 1.5% - 2%) of the Company's estimated appreciation in value in excess of $4.4 billion. The value of each appreciation unit is calculated based on the Company's adjusted EBITDA (as agreed in the 2017-2020 Plan) multiplied by an agreed multiplier.

In addition, an annual retention bonus for each of the four years in the plan, in the amount of $25 million will be distributed to selected eligible employees of the 2017-2020 Plan.

The value of each unit has been amortized into compensation expense using the graded-vesting method, which resulted in the recognition of compensation costs over the requisite service period for each separately vesting tranche of the units as though the units were, in substance, multiple units awards.

Severance pay

The liability for the Company’s employees in Israel in respect of severance pay is calculated in accordance with Section 14 of the Severance Pay Law 5723-1963 ("Section 14"). Section 14 states that Company's contributions for severance pay shall be in line of severance compensation. Upon deposit of the related obligation for the employee under Section 14, no additional obligations shall be conducted between the parties regarding the matter of severance pay and no additional payments shall be made by the Company to the employee.

Severance expense for the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $4.6 million and $3.4 million, respectively.

Fair value of financial instruments

The Company accounts for fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. The carrying value of accounts receivable and payables and the Company's cash and cash equivalents and restricted cash, approximates fair value due to the short time to expected payment or receipt of cash.

Accounting standards recently adopted by the Company

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. As such, the Company adopted this standard effective January 1, 2020, along with ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The adoption of these standards did not have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, and an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. The Company adopted this standard prospectively effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As such, the Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. As such, the Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This guidance improves consistency of disclosure guidance for various topics. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this standard for the year ended December 31, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Recently issued accounting standards not yet adopted by the Company

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

NOTE 2.    BUSINESS COMBINATIONS

Wooga GmbH

On November 29, 2018, the Company acquired all of the issued and outstanding shares of Wooga GmbH ("Wooga") for total consideration of $204.1 million in cash. Wooga is a developer of mobile games, including story-driven experiences. The Company acquired Wooga to leverage its story-driven games expertise, assembled workforce and existing mobile games in order to expand the Company's game offerings into the field of story-driven games.

Upon acquisition, Wooga became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed are recognized at their fair values at the acquisition date. The goodwill, which is non-deductible for tax purposes, is attributable to synergies between the Company's and Wooga respective games. Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated statements of comprehensive income.

The following table summarizes the fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total consideration	$204.1
Less: Restricted cash acquired	(1.9)
Less: Cash acquired	(13.7)
Total consideration, net of cash acquired	188.5
Working capital adjustments paid in 2019	(9.3)
Consideration paid in 2018	$179.2

Identifiable assets acquired and liabilities assumed
Accounts receivable	$8.5
Other current assets	1.3
Property and equipment	0.8
Intangible assets other than goodwill	126.0
Goodwill	112.4
Deferred tax liabilities, net	(25.8)
Liabilities assumed	(44.0)
Total identifiable assets acquired and liabilities assumed	$179.2

Acquired games included in the above table are being amortized on a straight-line basis over their estimated useful life of seven up to eight years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. The determination of the fair value of the acquired assets and assumed liabilities was completed in 2019 and there were no measurement adjustments.

Transaction costs incurred by the Company in connection with Wooga acquisition, amounted to $5.0 million for the year ended December 31, 2018 and were recorded within general and administrative expenses in the consolidated statements of comprehensive income.

Acquisition of Supertreat GmbH

On January 16, 2019, the Company completed the acquisition of all of the issued and outstanding shares of Supertreat GmbH ("Supertreat"), an Austrian company which owns and operates a Solitaire game, Solitaire Grand Harvest. The aggregate purchase price consisted of a fixed upfront payment of $90 million and an earnout consideration based on the performance in the twelve month-period after the Transition Period (four months after the closing date) or earlier, at the Company's sole discretion. The earnout consideration has been capped so that the aggregate purchase price shall not exceed $200 million in the aggregate.

Upon acquisition, Supertreat became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed are recognized at their fair values at the acquisition date. The goodwill, which is non-deductible for tax purposes, is attributable to synergies between the Company's and Supertreat's respective games.

The following table summarizes the fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total consideration	$151.2
Less: Cash acquired	(1.9)
Total consideration, net of cash acquired	149.3
Less: Acquisition date fair value of contingent consideration	(3.6)
Consideration paid as of December 31, 2019	$145.7

Identifiable assets acquired and liabilities assumed
Accounts receivable	$2.4
Other current assets	0.1
Property and equipment	0.1
Intangible assets other than goodwill	109.9
Goodwill	66.1
Deferred tax liabilities	(27.5)
Contingent consideration	(3.6)
Liabilities assumed	(1.8)
Total identifiable assets acquired and liabilities assumed	$145.7

Acquired intangible assets included in the above table are being amortized on a straight-line basis over their estimated useful life of eight years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Transaction costs incurred by the Company in connection with the Supertreat acquisition were approximately $1.0 million for the year ended December 31, 2019 and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated statements of comprehensive income.

For the years ended December 31, 2020 and 2019, the Company recorded expenses of $3.7 million and $21.4 million, respectively, with respect to the adjustment of the contingent consideration to estimated fair value. This expense is included within general and administrative expenses in the accompanying consolidated statement of comprehensive income.

Acquisition of Seriously Holding Corp

On July 30, 2019, the Company completed the acquisition of all the outstanding shares of Seriously Holding Corp. ("Seriously"), a social games company. The upfront consideration is $281.2 million, with the potential for the former stockholders to receive up to an additional $70 million based upon the results of Seriously during 2020.

Upon acquisition, Seriously became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a business combination. The assets acquired and liabilities assumed are recognized at their fair values at the acquisition date. The goodwill, which is non-deductible for tax purposes, is attributable to synergies between the Company's and Seriously's respective games.

The following table summarizes the fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total consideration	$281.2
Less: Cash acquired	(12.2)
Total consideration, net of cash acquired	269.0
Less: Acquisition date fair value of contingent consideration	(1.3)
Consideration paid as of December 31, 2019	$267.7

Identifiable assets acquired and liabilities assumed
Accounts receivable	$8.0
Other current assets	2.6
Property and equipment	0.3
Intangible assets other than goodwill	111.3
Goodwill	189.4
Deferred tax assets	3.4
Deferred tax liabilities	(22.3)
Contingent consideration	(1.3)
Liabilities assumed	(23.7)
Total identifiable assets acquired and liabilities assumed	$267.7

Acquired intangible asset included in the above table are being amortized on a straight-line basis over their estimated useful life of eight years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized. The determination of the fair value of the acquired assets and assumed liabilities was completed in March 2020 and there were no measurement adjustments.

Transaction costs incurred by the Company in connection with Seriously acquisition, were approximately $1.5 million for the year ended December 31, 2019 and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated statements of comprehensive income.

For the year ended December 31, 2020, the Company recorded expenses of $13.7 million with respect to the adjustment of the contingent consideration to estimated fair value. There were no expenses recorded in the year ended December 31, 2019. This expense is included within general and administrative expenses in the accompanying consolidated statement of comprehensive income.

Other development transactions

During 2019 and 2018, the Company acquired certain technology assets and assembled workforces to expand the Company’s game portfolio and in-house expertise. These acquisitions were not individually or in the aggregate significant. Each of these transactions did not meet the definition of business combinations and were therefore accounted for under other appropriate accounting guidance. For the acquired workforce transactions, the Company recorded an aggregate of approximately $32.6 million and $21.8 million in recruiting expense during the years ending December 31, 2019 and 2018 respectively. These recruiting expenses are included in general and administrative expenses in the consolidated statements of comprehensive income. For the acquisition of the technology assets, the asset purchase agreement was entered into in October 2019. Consideration paid or payable under the asset purchase agreement includes an upfront payment of $5.0 million, and additional consideration of up to $25.0 million based upon the achievement of predefined milestones over a maximum period of approximately 28 months following the acquisition date.

In February 2020, the Company acquired an assembled workforce to expand the Company’s game portfolio and in-house expertise for approximately $12.1 million. This acquisition was recorded as expense during the quarter ended March 31, 2020.

NOTE 3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2020 and 2019 are as follows (in millions):

	December 31,
	2020	2019
Government authorities	$72.2	$62.7
Prepaid expenses	12.0	7.4
Deferred charges	5.8	4.6
Other	11.6	4.7
Total prepaid expenses and other current assets	$101.6	$79.4

NOTE 4.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2020 and 2019 are as follow (in millions):

	December 31,
	2020	2019
Computers and peripheral equipment	$148.9	$104.1
Office furniture and equipment	12.5	9.3
Vehicles and aircraft	6.4	6.2
Leasehold improvements	31.7	26.6
Total property and equipment, gross	199.5	146.2
Accumulated depreciation	(101.0)	(63.4)
Total property and equipment, net	$98.5	$82.8

Depreciation expense was $37.6 million, $23.6 million and $17.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 5.     GOODWILL

Changes in goodwill for the years ended December 31, 2020 and 2019 were as follows (in millions):

	Year ended December 31,
	2020	2019
Balance at beginning of period	$474.2	$221.1
Goodwill acquired during the year	—	255.5
Foreign currency translation adjustments	10.6	(2.4)
Balance at end of period	$484.8	$474.2

As of October 1 of each of the years presented, the Company performed a qualitative assessment for its reporting unit and concluded that the qualitative assessment did not result in a more likely than not indication of impairment, and therefore no further impairment testing was required. Accordingly, during the years ended December 31, 2020, 2019 and 2018, no impairment charge was recognized.

NOTE 6.    INTANGIBLE ASSETS OTHER THAN GOODWILL

The carrying amounts and accumulated amortization expense of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at December 31, 2020 and 2019 were as follows (in millions):

	December 31, 2020
	Weighted average remaining useful life (in years)	Balance	December 31, 2019
Historical cost basis:
Developed games and acquired technology	5.6	$481.5	$462.1
Trademarks and user base	—	19.1	19.0
Internal use software	2.8	61.5	28.2
		562.1	509.3
Accumulated amortization
Developed games and acquired technology		(206.2)	(133.4)
Trademarks and user base		(19.0)	(18.9)
Internal use software		(9.2)	(0.3)
		(234.4)	(152.6)
Intangible assets other than goodwill, net		$327.7	$356.7

Acquisition-related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the year ended December 31, 2018, the Company recorded an impairment of intangible assets of $0.8 million, which is included within general and administrative expenses in the consolidated statements of comprehensive income. There was no impairment of intangible assets in the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded amortization expense in the amounts of $81.6 million, $49.4 million and $20.2 million, respectively.

As of December 31, 2020, the total expected future amortization related to intangible assets was as follows (in millions):

Amortization to be included in cost of revenue
2021	$84.9
2022	65.3
2023	52.7
2024	39.5
2025 and thereafter	85.3
Total	$327.7

NOTE 7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2020 and 2019 are as follows (in millions):

	December 31,
	2020	2019
Employees and related expenses	$173.8	$119.1
Tax accruals	130.5	83.8
Accrued expenses	121.6	100.3
Accrued litigation settlement	37.6	—
Deferred revenues	21.3	19.4
Contingent consideration	—	26.3
Other	—	2.8
Total accrued expenses and other current liabilities	$484.8	$351.7

NOTE 8.    LEASES

The Company's leases include office real estate and data center leases for its facilities worldwide, which are all classified as operating leases, and which expire on various dates, the latest of which is December 2030. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index ("CPI"). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Certain leases include renewal options that are reasonably certain to be exercised.

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

December 31, 2020
Weighted average remaining lease term (years)	5.71
Weighted average discount rates	4.3%

Total operating lease cost was $16.7 million and $12.3 million for the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $15.4 million and $10.2 million for the years ended December 31, 2020 and 2019, respectively. Total rent expense for the year ended December 31, 2018 was $8.0 million.

Maturities of lease liabilities are as follows (in millions):

2021	$17.9
2022	18.6
2023	16.4
2024	14.2
2025 and thereafter	28.2
Total undiscounted cash flows	95.3
Less: imputed interest	(11.9)
Present value of lease liabilities	$83.4

NOTE 9.     DEBT

	December 31, 2020				December 31, 2019
	Maturity	Interest rate(s)	Book value(1)	Face value	Book value
			(In millions)
Term Loan	2024	7.000%	$2,314.4	$2,375.0	$2,424.1
Revolving Credit Facility	2024	n/a	—	—	33.3
Total debt			2,314.4	2,375.0	2,457.4
Less: Current portion of long-term debt			(104.6)	(125.0)	(137.6)
Long-term debt			$2,209.8	$2,250.0	$2,319.8
Estimated fair value				$2,380.9
________

(1) Book value of debt is net of deferred financing costs of $60.6 million and $75.9 million at December 31, 2020 and 2019, respectively.

The estimated fair value of the Company’s term loan is based upon the prices at which the Company’s debt traded in the days immediately preceding the balance sheet date. As the trading volume of the Company’s debt is low relative to the overall debt balance, the Company does not believe that the associated transactions represent an active market, and therefore this indication of value represents a level 2 fair value input as defined in Note 1, Organization and Summary of Significant Accounting Policies above.

Bridge Loan

On August 20, 2019, Playtika entered into a $2,583 million Senior Secured 363-day bridge loan facility (the "Bridge Facility"). The Bridge Facility was scheduled to mature on August 17, 2020, subject to certain events that could have changed the maturity date to July 15, 2020. Debt issuance costs of $9.6 million attributable to the long-term bridge loan were amortized as interest expense over the contractual term of the loan using the effective interest rate.

Concurrent with entering the Bridge Facility, the Company entered into an agreement (the "Takeout Agreement") with certain lenders (the "Takeout Arrangers"), pursuant to which the Takeout Arrangers agreed to use commercially reasonable efforts to arrange (1) a financing or a securities offering in an aggregate amount of approximately $2,500 million the proceeds of which are to be used to refinance the Bridge Facility (the "Takeout Facility") and (2) an approximately $250 million senior secured revolving credit facility, in each case, to be provided to or issued by the Company, as applicable, upon the satisfaction of certain conditions.

The Bridge Facility bore interest initially at a rate of LIBOR plus 2.25%, with a floor of —% for LIBOR. On and after November 18, 2019, the interest rate increased to the greater of (i) LIBOR plus 3.25% and (ii) if the Takeout Facility had been allocated to the market, LIBOR plus the applicable margin that would be in effect under the Takeout Facility. On and after December 1, 2019, if the Takeout Facility had not been allocated to the market and the Takeout Arrangers still held any of the Bridge Facility themselves, the Takeout Arrangers could increase the interest rate on the Bridge Facility to LIBOR plus 5.00%, plus an additional 0.50% if the Company's public corporate credit rating was less than B1/B+, plus an additional 0.50% if the Company's public corporate credit rating was less than B2/B.

December 2019 Credit Agreement

On December 10, 2019, the Company entered into new $2,750 million senior secured credit facilities (the "Credit Facilities"), consisting of a $250 million revolving credit facility (the "Revolving Credit Facility"), and a $2,500 million first lien term loan (the "Term Loan"). The Credit Facilities were provided pursuant to a Credit Agreement, dated as of December 10, 2019 (the "Credit Agreement"), by and among Playtika, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent (in such capacity, the "Administrative Agent") and collateral agent (in such capacity, the "Collateral Agent"). Proceeds borrowed under the Credit Facilities were used to pay off the outstanding balance on the Bridge Facility. On June 15, 2020, the Company received $100 million of incremental revolving commitments in order to increase the capacity of the Revolving Credit Facility to $350 million. On January 15, 2021, the Company increased the borrowing capacity of the Revolving Credit Facility from $350 million to $550 million.

The Term Loan matures in December 2024 and the Revolving Credit Facility matures in September 2024 and includes a letter of credit sub-facility. The Term Loan requires scheduled quarterly principal payments in amounts equal to 1.25% of the original aggregate principal amount of the Term Loan, with the balance due at maturity.

The Credit Agreement allows Playtika to request one or more incremental term loan facilities, incremental revolving credit facilities and/or increases to the Term Loan or the Revolving Credit Facility in an aggregate amount of up to the sum of (w) $100 million plus (x) the amount of certain voluntary prepayments plus (y) such additional amount so long as, (i) in the case of incremental credit facilities that rank pari passu with the liens on the collateral securing the Credit Facilities, Playtika’s senior secured net leverage ratio on a pro forma basis would not exceed 2.75 to 1.00, (ii) in the case of loans under additional credit facilities that rank junior to the liens on the collateral securing the Credit Agreement, Playtika’s total secured net leverage ratio on a pro forma basis would not exceed 2.75 to 1.00 and (iii) in the case of incremental credit facilities that are unsecured, Playtika’s total net leverage ratio on a pro forma basis would not exceed 2.75 to 1.00 plus (z) $200 million of incremental revolving commitments from and after the occurrence of a qualified initial public offering, in each case, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.

All future borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to certain exceptions.

December 2019 Credit Agreement Interest and Fees

Borrowings under the Credit Agreement bear interest at a rate equal to, at Playtika's option, either (a) LIBOR determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of (i) in the case of the Term Loan, 1.0% and (ii) in the case of the Revolving Credit Facility, 0.0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin.

Such applicable margin shall be (a) with respect to the Term Loan, 6.00% per annum in the case of any LIBOR loan or 5.00% per annum in the case of any base rate loan and (b) in the case of the Revolving Credit Facility, 3.25% per annum in the case of any LIBOR loan and 2.25% per annum in the case of any base rate loan, subject in the case of the Revolving Credit Facility to two 0.25% step-downs based on Playtika's senior secured net leverage ratio.

In addition, on a quarterly basis, Playtika is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility in the amount of 0.50% of the principal amount of the daily unused commitments of such lender, subject to step-downs to 0.375% and 0.25% based upon Playtika's senior secured leverage ratio. Playtika is also required to pay customary agency fees as well as letter of credit participation fees on outstanding letters of credit.

The Credit Agreement permits voluntary prepayments and requires mandatory prepayments in certain events including among others, 75% (subject to three 25% step-downs based on the Company’s senior secured net leverage ratio) of the Company’s excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary asset sale transactions (subject to reinvestment rights, except in the case of certain material intellectual property and material games), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement).

December 2019 Credit Agreement Collateral and Guarantors

The borrowings under the Credit Agreement are guaranteed by certain material, wholly-owned restricted subsidiaries of Playtika that are incorporated under the laws of the United States, England and Wales and the State of Israel (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of Playtika and the guarantors (subject to exceptions), including a pledge of the capital stock of the domestic subsidiaries held by Playtika and the domestic guarantors and 65% (or 100% in the case of certain of the guarantors) of the capital stock of the first-tier foreign subsidiaries held by Playtika and the domestic guarantors, in each case subject to exceptions.

The Credit Agreement requires that Playtika and the guarantors (a) generate at least 80.0% of the EBITDA (as defined in the Credit Agreement) of Playtika and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all “Material Intellectual Property” (defined as (i) any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5%of the EBITDA of Playtika and its restricted subsidiaries for the then most recently ended four fiscal quarters and (ii) any intellectual property rights consisting of registered trademarks or copyrights subsisting in the names or logos of certain material games) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If Playtika and the guarantors do not satisfy such requirement, then Playtika must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. As of December 31, 2020, the Company was in compliance with these requirements.

December 2019 Credit Agreement Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority senior secured net leverage ratio financial maintenance covenant of 6.25 to 1.00, which is applicable on the last day of any of the Company’s fiscal quarters on which the aggregate outstanding amount of the Revolving Credit Facility and letters of credit issued under the Revolving Credit Facility (excluding certain undrawn or cash collateralized letters of credit) exceeds 30% of the aggregate amount of the commitments under the Revolving Credit Facility. At December 31, 2019, the Company’s first-priority senior secured net leverage ratio was 3.5 to 1.00. At December 31, 2020, the Company’s first-priority senior secured net leverage ratio was 2.09 to 1.00.

In addition, the Credit Agreement includes negative covenants, subject to certain exceptions, restricting or limiting Playtika's ability and the ability of its restricted subsidiaries to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain mergers and acquisitions; (iii) complete dividends and stock repurchases and optional redemptions (and optional prepayments) of junior lien debt, unsecured debt and subordinated debt; (iv) incur indebtedness; (v) make certain loans and investments; (vi) incur liens and certain fixed charges; (vii) transact with affiliates; (viii) change the business of Playtika and its restricted subsidiaries; (ix) enter into sale/leaseback transactions; (x) allow limitations on negative pledges and the ability of restricted subsidiaries to pay dividends or make distributions; (xi) change the fiscal year and (xii) modify junior lien debt, unsecured debt and subordinated debt documents. Under the Credit Agreement, Playtika may be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or liens or making certain investments.

NOTE 10.    STOCKHOLDERS’ DEFICIT, EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Common stock

The following are the rights and privileges of the Company’s common shares:

Dividends - The holders of outstanding shares of the Company’s common stock are entitled to receive dividends out of funds legally available at the times and in the amounts which its board of directors may determine.

Voting rights – Holders of the Company’s common shares are entitled to one vote per share.

Liquidation – Upon the Company’s liquidation, dissolution or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of the Company’s common shares.

Preemptive or similar rights – None of the Company’s common shares is entitled to preemptive rights or subject to redemption.

Equity transactions

On May 26, 2020, the Board of Directors of the Company approved an amendment to the Certificate of Incorporation of the Company (the ”Stock Split”) to increase the authorized number of shares of the Company’s common stock from ten (10) shares to one million (1,000,000) shares, to decrease the par value of each share of common stock of the Company from $1.00 per share to $0.01 per share, and to reclassify each share of common stock issued and outstanding immediately prior to the Stock Split into 94,500 shares of common stock.

On January 5, 2021, the Company’s Board of Directors approved an amended and restated certificate of incorporation of the Company effecting a 400-for-1 stock split of the Company’s issued and outstanding shares of common stock and an increase to the authorized shares of our common stock and preferred stock to 1,600 million shares and 100 million shares, respectively. The split and the increase in authorized shares of the Company’s common stock was effected on January 6, 2021 and without any change in the par value per shares. All information herein related to the Company’s common stock and stock awards has been retroactively adjusted to give effect to both the May 26, 2020 stock split and the January 5, 2021 stock split.

Stock incentive plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”). The Plan authorizes the issuance of stock options, restricted stock, RSUs, dividend equivalents, stock appreciation rights, performance bonus awards and other incentive awards. The Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries.

In October 2020, the Plan was amended by approval of the Board of Directors to increase the share reserve by 5,854,800 shares from 22,000,000 shares to a total of 27,854,800. As of December 31, 2020, a total of 842,800 shares of the Company’s common stock remained available for grants of awards under the Plan.

Stock options

The following table summarizes the Company’s stock option activity:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2020	—
Granted	8.0		$18.71
Exercised	—
Cancelled	—
Expired	—
Outstanding at December 31, 2020	8.0	9.5	$18.71	$58.1
Exercisable at December 31, 2020	—	—	$—	$—

There was no stock option activity in 2019 and 2018. The Company expects to issue new shares of common stock upon exercise of stock options.

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

–Fair value of common stock - As the Company’s common stocks was not publicly traded, the fair value of common stock was estimated by valuation reports prepared by third-party valuation specialists.

–Expected volatility – Given that the Company was a private company at the time of valuation, the Company estimated volatility of 48.02 percent based on the volatilities exhibited by comparable public companies and the Company’s capital structure and utilized the observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumption.

–Risk-free interest rate - The risk-free interest rate was estimated based on the yield on a 6.25-year U.S. Treasury bonds as of June 26, 2020,

–Expected term - The Company estimated the expected term based on the average time between each vesting date and the expiration date, June 26, 2030, of the equity option awards.

–Expected dividend yield - The Company does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield was assumed to be zero.

The options granted during 2020 vest over four years, with 25% vesting on each of the four anniversaries of the grant date. For options granted during January 2021, 25% of the options generally vest on the first anniversary of the grant date, and the remaining 75% of the options vest in equal quarterly installments during the three years following the first anniversary of the grant date. The Company expects that future option grants generally will follow one of these two different vesting schedules. The stock options have a contractual term of ten years. Except as provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

RSUs

The majority of RSUs granted on June 26, 2020 vested immediately, while the remaining RSUs granted on June 26, 2020 vested 25% immediately, and 25% vest on each of the first three anniversaries of the grant date.

In October 2020, the Company’s board of directors approved the issuance of 5,854,800 RSUs. The RSUs vest over four years, with 25% of the RSUs vesting on each of December 31, 2021, 2022, 2023 and 2024, subject to continued service on the applicable vesting date.

For RSUs granted during January 2021, 25% of the RSUs generally vest on the first anniversary of the grant date, and the remaining 75% of the RSUs vest in equal quarterly installments during the three years following the first anniversary of the grant date. The Company expects that future RSU grants generally will follow the vesting schedule used in January 2021. Except as provided in an award agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s common stock upon vesting.

The following table summarizes the Company’s RSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2020	—
Granted	19.9	$19.41
Vested	(13.9)	$18.71	$260.1
Cancelled	—
Outstanding at December 31, 2020	6.0	$21.04

There was no RSU activity in 2019 and 2018.

Stock-based compensation

The following table summarizes stock-based compensation costs by award type (in millions):

Year ended December 31,
2020
Stock options	$8.9
RSUs	267.1
Total stock-based compensation costs	$276.0

There were no stock-based compensation costs in 2019 and 2018.

As of December 31, 2020, the Company’s unrecognized stock-based compensation expenses related to stock options was approximately $59.8 million, which are expected to be recognized over a period of 3.5 years. As of December 31, 2020, the Company’s unrecognized stock-based compensation expenses related to unvested restricted stock units was approximately $118.1 million, which are expected to be recognized over a period of 4.0 years.

NOTE 11.    FAIR VALUE MEASUREMENTS

Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs. See Note 5, Goodwill and Note 6, Intangible Assets Other Than Goodwill for more information on the assessment for impairment of goodwill and of intangible assets other than goodwill, respectively.

The Company’s financial liabilities measured at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2019
fair value	Level 1	Level 2	Level 3	Total
Contingent consideration payable	$—	$—	$26.3	$26.3

The Company had no financial assets or liabilities measured at fair value as of December 31, 2020.

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2019	$—
Recorded in connection with acquisition transactions	4.9
Fair value adjustments based upon post-acquisition performance	21.4
Balance as of December 31, 2019	26.3
Fair value adjustment	17.4
Payments	(43.7)
Balance as of December 31, 2020	$—

In April 2020, the Company reached an agreement with the former stockholders of Seriously on the early determination of value and settlement of the contingent consideration payable following the Company’s acquisition of Seriously in July 2019. The impact of this agreement has been recorded within the fair value adjustments for the year ended December 31, 2020.

The Company has not elected the fair value measurement option available under U.S. GAAP for any of its assets or liabilities that meet the option for this criteria.

NOTE 12.    COMMITMENTS AND CONTINGENCIES

On October 26, 2020, a patent infringement claim was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The plaintiff alleges that the defendants are infringing certain patents related to certain of its games and is seeking monetary damages. We submitted our response to the complaint on February 18, 2021. Due to the early nature of this case, it is not possible to assess whether this case may be material to the Company. Playtika Holding Corp. and Playtika Ltd. intend to defend the case vigorously.

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of Playtika) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga's other games. As of December 31, 2020, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is reasonably possible that any final amounts payable in connection with this lawsuit could differ from our currently reserved best estimate.

In April 2018, a putative class action lawsuit, Sean Wilson, et al. v. Playtika LTD, Playtika Holding Corp. and Caesars Interactive Entertainment, Inc. was filed against the Company in federal district court that is directed against certain of its social casino games, including Caesars Slots, Slotomania, House of Fun and Vegas Downtown Slots. The plaintiff alleged three causes of action, including that the Company’s social casino games violate Washington State gambling laws, violate Washington State consumer protection laws and a claim of unjust enrichment. The plaintiff sought certification of a class action, monetary damages and injunctive relief. In August 2020, the Company entered into a settlement agreement, which remains contingent on final court approval, to settle the Sean Wilson litigation. Under the terms of the settlement, which will take effect only after final court approval of the proposed class settlement, the Company and CIE will pay a combined total of $38.0 million into a settlement fund and all members of the settlement class who do not exclude themselves will release all claims relating to the subject matter of the lawsuit. In August 2020, the court granted preliminary approval of the settlement agreement, and in February 2021 the court granted final approval of the settlement agreement.. For the year ended December

31, 2020, the Company recorded the amount of settlement in general and administrative expenses in the consolidated statement of comprehensive income.

In November 2013, the Company’s subsidiary, Playtika, Ltd., sent an initial demand letter to Enigmatus s.r.o., a game developer in the Czech Republic, which owns various U.S. trademark registrations that resemble the Company’s Sloto-formative trademark names, demanding that it cease use of the trademark Slotopoly. In response, Enigmatus s.r.o. asserted that it was the owner of the Sloto-formative trademarks and denied that its game title infringed the Company’s trademarks. Enigmatus s.r.o. applied to register one of the Company’s trademarks in the United Kingdom and European Union, and the Company successfully opposed its applications. In December 2016, Enigmatus s.r.o., filed a trademark infringement lawsuit, Enigmatus, s.r.o. v. Playtika LTD and Caesars Interactive Entertainment, Inc., against Playtika, Ltd. and Caesars Interactive Entertainment LLC in the Federal Court of Canada asserting that the Company’s use of the Slotomania trademarks violates its proprietary and trademark rights. The plaintiff sought injunctive relief and monetary damages. Pleadings have been exchanged and the lawsuit is in the discovery stage. No trial date has been scheduled. The Company has defended this case vigorously and will continue to do so. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

NOTE 13.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company's players and type of platform (in millions):

	Year ended December 31,
	2020	2019	2018
Geographic location
USA	$1,669.0	$1,314.8	$1,033.7
EMEA	338.8	263.1	169.4
APAC	200.7	172.0	165.8
Other	163.0	137.7	121.8
Total	$2,371.5	$1,887.6	$1,490.7
Platform type
Mobile	$1,907.6	$1,475.8	$1,069.9
Web	463.9	411.8	420.8
Total	$2,371.5	$1,887.6	$1,490.7

Revenues through third-party platforms and through the Company’s own proprietary platforms were as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Revenues
Third-party platforms	$2,048.5	$1,693.9	$1,382.3
Internal proprietary platforms	323.0	193.7	108.4
Total	$2,371.5	$1,887.6	$1,490.7

Contract balances

Payments from players for virtual items are collected by platform providers or payment processors and remitted to the Company generally within 45 days after deducting platform or clearing fees. The Company’s right to receive the payments collected by the platform providers or payment processors is recorded as an accounts receivable as the right to receive payment is unconditional. Deferred revenues, which represent a contract liability, represent mostly unrecognized fees billed for virtual items which have not yet been consumed at the balance sheet date. Platform fees paid to platform providers or payment processors and associated with deferred revenues represent a contract asset. Balances of the Company’s contract assets and liabilities are as follows (in millions):

	December 31,
	2020	2019
Accounts receivable	$129.3	$125.7
Contract assets (1)	5.8	4.6
Contract liabilities (2)	21.3	19.4
_______

(1)    Contract assets are included within prepaid expenses and other current assets as “deferred charges” in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the year ended December 31, 2020, the Company recognized all of its contract liabilities balance as of December 31, 2019.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 14.    APPRECIATION AND RETENTION PLANS

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under the 2017-2020 Plan of $67.6 million, $72.7 million and $112.7 million during the years ended on December 31, 2020, 2019 and 2018, respectively.
In addition to awards under the 2017-2020 Plan, the Company has granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $15.1 million, $18.4 million and $17.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In August 2019, the Board approved the Playtika Holding Corporation 2021-2024 Retention Plan (the "2021-2024 Plan"). Under the 2021-2024 Plan, eligible employees may be granted retention awards that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA in each of the plan years, determined as follows:

For 2021, (A) 14% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

For 2022, (A) 14.5% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

For each of 2023 and 2024, (A) 15.0% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

Initial awards were granted under the 2021-2024 Retention Plan in August 2019, with subsequent awards to employees or consultants hired or retained after such date granted at the discretion of the administrator.

For certain participants, in the event of the participant’s termination without cause or resignation for good reason, or termination by reason of death or disability, he or she will be eligible to receive a lump sum cash payment equal to his or her proportionate share (based on the number of retention units outstanding and eligible for payment as of such date) of the unpaid portion of the total retention pool for the remaining term of the 2021-2024 Retention Plan as of the date of termination, which amount shall be paid in cash within 60 days following the date of termination. In the event of such a termination, such participant will also remain eligible to receive payments in respect of his or her appreciation units for all vesting dates that have not yet occurred prior to the date of such termination, which payments will be made as and when such payments are made to other appreciation unit holders.

For all other participants, in the event of termination due to death or disability on or after January 1, 2021, but prior to December 31, 2024, the participant will receive a payment in respect of his or her proportionate share (based on the number of retention units outstanding and eligible for payment as of such date) of the unpaid portion of the total retention pool for the remaining term of the 2021-2024 Retention Plan as of the date of termination, pro-rated for the portion of the period between January 1, 2021 and December 31, 2024 that has elapsed prior to termination, payable within 60 days following termination. In addition, the participant will retain the right to receive payments for a pro-rated portion of his or her appreciation units for all vesting dates that have not yet occurred prior to the date of such termination, which payments will be made as and when such payments are made to other appreciation unit holders.

All payments triggered by a termination of employment or service will be subject to the execution of a general release of claims in favor of the company. If a participant terminates service for any reason other than as described above, the participant will immediately forfeit all unearned benefits related to his or her unvested retention units and appreciation units.

In October 2020, 43,000 appreciation units held by Mr. Antokol under the 2021-2024 Retention Plan were cancelled. Pursuant to an amendment to the 2017-2020 Retention Plan adopted in October 2020, these cancelled appreciation units formerly held by Mr. Antokol will be considered “retired units” for purposes of the plan, and will be deemed to be outstanding and eligible for payment solely for purposes of determining the per unit value to be paid to participants, but no amounts will be paid to Mr. Antokol or otherwise with respect to such retired units.

NOTE 15.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net for the years ended December 31, 2020, 2019 and 2018, are as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Interest expense	$198.3	$61.6	$0.5
Interest income	(0.1)	(1.5)	(5.2)
Foreign currency translation differences, net	(5.7)	0.3	5.9
Other	0.3	0.7	0.7
Total interest expense and other, net	$192.8	$61.1	$1.9

NOTE 16.    INCOME TAXES

Foreign taxation

Israeli taxation

The Company believes that its Israeli subsidiaries qualify as a Preferred Technology Enterprise, a special tax track, under the Israeli Investment Law, 5719-1959 (the “Investment Law”) and accordingly are eligible for a reduced corporate tax rate of 12% on their preferred technology income, as defined in the Investment Law, beginning from tax year 2017 and onwards.

The Company expects that its Israeli subsidiaries will continue to qualify as a Preferred Technology Enterprise in subsequent tax years.

Income not eligible for Preferred Technology Enterprise benefits is taxed at the regular corporate tax rate at 23% since 2018 and after.

Other foreign subsidiaries

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

Net operating loss carry-forwards

The Company has net operating loss carryforwards in certain jurisdictions, including Israel, Germany and U.S. of $31.1 million, $16.4 million, and $5.3 million, respectively. The net operating losses in Israel and Germany are carried forward indefinitely. A portion of the net operating losses in the U.S. expire from 2034 through 2038.

The Company’s income tax return is subject to examination by federal, state and non-U.S. tax authorities. The 2017-2019 U.S. federal income tax filings are currently open tax years available for examination by the IRS. U.S. state tax jurisdictions have statutes of limitation generally ranging from three to five years, with the earliest open tax year for the Company being 2016. Years still open to examination by tax authorities in Israel, which is the main jurisdiction other than the U.S. are 2016-2019. The Israeli tax authorities are currently examining tax years 2016-2018.

Deferred tax assets and liabilities

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carry-forwards	$14.0	$22.2
Accrued employee costs	7.0	12.4
Research and development expenses	22.3	20.9
Operating lease liabilities	14.7	11.1
Stock-based compensation	3.6	—
Interest expense	11.7	—
Foreign tax credit carryforward	37.2	37.2
Other	7.1	6.9
Deferred tax assets	117.6	110.7
Valuation allowances	(49.9)	(47.5)
Net deferred tax assets	67.7	63.2
Deferred tax liabilities
Intangibles assets	(53.2)	(72.3)
Undistributed earnings of subsidiaries	(46.2)	(41.7)
Property and equipment	(11.5)	(7.0)
Operating lease right-of-use assets	(13.0)	(10.3)
Other	(1.7)	(3.2)
Deferred tax liabilities	(125.6)	(134.5)
Net deferred tax assets (liabilities)	$(57.9)	$(71.3)

Deferred taxes are reported in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets, net	$28.5	$28.2
Deferred tax liabilities, net	(86.4)	(99.5)
Net deferred tax (liabilities) assets	$(57.9)	$(71.3)

Based on available evidence, management believes it is not more-likely-than-not that $49.9 million U.S. and Israel deferred tax assets will be fully realizable. Accordingly, in those jurisdictions, the Company has recorded a valuation allowance against these assets. The Company regularly reviews the deferred tax assets for recoverability based on all of the available positive and negative evidence, with a focus on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.

The Company previously considered the earnings in all its non-U.S. subsidiaries to be indefinitely reinvested and accordingly, recorded no deferred income taxes associated with such earnings. During the second quarter of 2019, the Company reevaluated its historic assertion and no longer consider the earnings of certain of its non-U.S. subsidiaries to be indefinitely reinvested since the cash generated from some of the foreign subsidiaries will be used to service the long-term debt in the U.S. As a result of the change in assertion, the impact of a repatriation of the undistributed earnings resulted in recording a deferred tax liability consisting of potential withholding and distribution taxes of $41.7 million as of December

31, 2019. For the year ended December 31, 2020, the Company accrued an additional $4.5 million of deferred tax liability. Such deferred taxes were recognized as tax expense. The change in assertion relates both retroactively, to historical earnings as well as prospectively to future earnings in some of the Company’s non-U.S. subsidiaries. For certain of the Company’s non-U.S. subsidiaries, for which the Company asserts that the undistributed earnings will be indefinitely reinvested, determination of the amount of any deferred income or withholding tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.

Income before income taxes is comprised as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Domestic (U.S.)	$(48.5)	$91.9	$111.8
Foreign	242.9	344.4	318.9
Income before taxes on income	$194.4	$436.3	$430.7

Effective income tax rate reconciliations:

	Year ended December 31,
	2020	2019	2018
US statutory tax rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	1.0%	3.6%	1.0%
Effect of “Preferred Technology Enterprise” status	(6.9)%	(8.5)%	(7.0)%
Nondeductible stock-based compensation	14.2%	—%	—%
Permanent items	2.4%	1.3%	0.8%
Change in valuation allowance	1.3%	2.4%	—%
Change in uncertain tax positions	18.5%	3.2%	2.9%
Repatriation of undistributed dividends	2.3%	9.5%	—%
Other	(1.2)%	1.3%	2.8%
Effective tax rate	52.6%	33.8%	21.5%

The provision for income taxes is comprised as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Current	$115.4	$106.6	$97.9
Deferred	(13.1)	40.8	(5.2)
Total	$102.3	$147.4	$92.7

Domestic (U.S.)	$7.6	$21.1	$23.6
Foreign	94.7	126.3	69.1
Total	$102.3	$147.4	$92.7

	Year ended December 31,
	2020	2019	2018
U.S. Federal
Current	$2.4	$12.0	$18.0
Deferred	(1.1)	5.0	5.0
Total	$1.3	$17.0	$23.0
U.S. State
Current	$7.8	$3.3	$0.3
Deferred	(1.5)	0.8	0.3
Total	$6.3	$4.1	$0.6
Foreign
Current	$105.2	$91.3	$79.6
Deferred	(10.5)	35.0	(10.5)
Total	$94.7	$126.3	$69.1

Uncertain tax positions

A reconciliation of the opening and closing balances of total unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2020	2019
Balance as of January 1	$58.6	$38.5
Increases in respect of tax positions related to the current year	20.0	17.9
Increases in respect of tax positions related to prior years	9.7	—
Increases in respect of exchange rate fluctuations	4.3	2.2
Reductions in respect of expirations of statute of limitations	(1.2)	—
Balance as of December 31	$91.4	$58.6

The balance of total unrecognized tax benefits at December 31, 2020 is $91.4 million which, if recognized, would affect the effective tax rate in the Company's statements of comprehensive income. The balance of the accrual relating to interest and penalties as of December 31, 2020 is $6.3 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could change significantly within 12 months of the reporting date as a result of the open examination in Israel. However, a reasonable estimate of the range of possible changes cannot be made at this time.

The Company continues to monitor tax implications resulting from new legislation passed in response to the COVID-19 pandemic in the federal, state and foreign jurisdictions where it has an income tax expense. The impact of COVID-19 pandemic related tax-measures recently enacted were not material for the year ended December 31, 2020.

NOTE 17.    NET INCOME ATTRIBUTABLE TO ORDINARY STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to ordinary stockholders (in millions, except per share data):

	Year ended December 31,
	2020	2019	2018
Numerator:
Net income	$92.1	$288.9	$338.0
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	384.7	378.0	378.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	384.7	378.0	378.0
Net income per share, basic	$0.24	$0.76	$0.89
Net income per share, diluted	$0.24	$0.76	$0.89

As the Company only had one class of common shares outstanding prior to June 2020 and had no awards granted under any equity plan, there were no equity awards excluded from the computation of earnings per share for the years ended December 31, 2019 or 2018. For the year ended December 31, 2020, the Company excluded all outstanding stock options from the calculation of diluted earnings per share as the impact would have been antidilutive.

NOTE 18.    TRANSACTIONS AND BALANCES WITH RELATED PARTIES

Name and relationship of related parties

Name	Relationship
Playtika Holding UK	Immediate parent company
Alpha	Ultimate parent company
Giant HK	Stockholder who has significant influence over the ultimate parent company

Transactions with related parties

The following transactions occurred with related companies (in millions):

	Year ended December 31,
	2019	2018
Repayments (made to) Alpha	$—	$(24.0)
Repayments received from Giant HK	—	24.0
Loan due to Alpha offset with loan receivable	(68.0)	—
Loan due from Giant HK offset with loan payable	68.0	—

There were no transactions with related companies in the year ended December 31, 2020.

The Company borrowed $92 million from Alpha during 2017 and repaid $24 million during 2018. The loan bears interest rate of 4% per annum. The loan shall be repaid up to two years from the agreement date and can be extended upon written agreement. The Company recognized interest expense of $1.8 million and $3.1 million during the years ended December 31, 2019 and 2018, respectively, related to this loan.

Also, the Company lent $92 million to Giant HK during 2017, and received $24 million during 2018. The loan bears interest rate of 4% per annum. The loan shall be repaid up to two years from the agreement date and can be extended upon written agreement. The Company recognized interest income of $1.8 million and $3.1 million during the years ended December 31, 2019 and 2018, respectively, related to this loan.

On August 20, 2019, Alpha and Giant HK agreed on the assignment of the agreement described above and accordingly the amount was off-set and the receivable loan balance considered as fully repaid.

Also in August 2019, the Company issued a $2.4 billion cash dividend to Playtika Holding UK.

NOTE 19.    SUBSEQUENT EVENTS

Playtika Holding Corp.’s initial public offering

On January 20, 2021, the Company completed its initial public offering (the “IPO”) of 79,925,000 shares of common stock at a public offering price of $27.00 per share, of which the Company sold 18,518,500 shares and Playtika Holding UK II Limited (“Playtika Holding UK”) sold 61,406,500 shares, which included the full exercise of the underwriters’ option to purchase an additional 10,425,000 shares of common stock from Playtika Holding UK. The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “PLTK”.

The net proceeds to the Company from the initial public offering were approximately $469.3 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, to be used for general corporate purposes, including working capital, operating expenses, capital expenditures, repayment of borrowing under its Term Loan, and potential future acquisitions. The Company did not receive any proceeds from the sale of shares of common stock in the offering by Playtika Holding UK.

Equity grant

In January 2021, promptly following the pricing of the Company’s IPO, the number of shares available for issuance under the Playtika Holding Corp. 2020 Incentive Award Plan increased by 14,335,499 shares of common stock, which represented 3.5% of the total number of shares outstanding immediately after the consummation of the IPO. The number of shares available for grant will increase on January 1st of each year through January 2030 by an amount equal to the lesser of (i) 3.5% of the total shares of the Company’s outstanding common stock or (ii) such number of shares determined by the Board of Directors.

In connection with its January 15, 2021 IPO, the Company granted 7,985,297 stock options and 4,299,077 RSUs to certain of its employees. The stock options and RSUs generally vest 25% on the first anniversary of the grant date, and the remaining 75% of the options and RSUs vest in equal quarterly installments during the three years following the first anniversary of the grant date. The Company will recognize approximately $220 million of stock-based compensation expense related to this equity grant over the next four years.

- - - - - - - - - - - - - - - - - - -

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by Rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2021 annual meeting of stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

We have adopted a code of ethics applicable to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer). The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our code of ethics is published in the “Investors-Governance” section of our website at https://investors.playtika.com/corporate-governance/documents-and-charters.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners will be included in the Proxy Statement under the heading “Ownership of Securities,” and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item will be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Playtika Holding Corp. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II, Item 8 of this report are listed below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

(a)(2)    Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is otherwise included.

PLAYTIKA HOLDING CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year ended December 31, 2020	$47.5	$5.1	$(2.7)	$49.9
Year ended December 31, 2019	37.4	10.1	—	47.5
Year ended December 31, 2018	37.2	0.2	—	37.4

(a)(3)    Exhibits:

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)
4.1	Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)
4.2
Equity Plan Stockholders Agreement, dated June 26, 2020, by and between Playtika Holding Corp. and certain of its stockholders (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

4.3
Amendment No. 1 to Equity Plan Stockholders Agreement, dated January 20, 2021, by and between Playtika Holding Corp., certain of its stockholders and affiliated parties thereto (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)

4.4	Description of Securities	X
10.1
Form of Indemnification Agreement between Playtika Holding Corp. and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.2#
Playtika Holding Corp. Amended and Restated Retention Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.3#
Amendment No. 1 to Playtika Holding Corp. Amended and Restated Retention Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.4#
Form of Executive Retention Award Agreement under Playtika Holding Corp. Amended and Restated Retention Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.5#
Form of Non-Executive Retention Award Agreement under Playtika Holding Corp. Amended and Restated Retention Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.6#
Form of Executive Appreciation Unit Award Agreement under Playtika Holding Corp. Amended and Restated Retention Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.7#
Form of Non-Executive Appreciation Unit Award Agreement under Playtika Holding Corp. Amended and Restated Retention Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.8#
Form of Noncompetition Agreement under Playtika Holding Corp. Amended and Restated Retention Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.9#	Playtika Holding Corp. 2021-2024 Retention Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)
10.10#
Amendment No. 1 to Playtika Holding Corp. 2021-2024 Retention Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.11#
Form of Executive Retention Award Agreement under 2021-2024 Playtika Holding Corp. Retention Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.12#
Form of Non-Executive Retention Award Agreement under 2021-2024 Playtika Holding Corp. Retention Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.13#
Form of Executive Appreciation Unit Award Agreement under 2021-2024 Playtika Holding Corp. Retention Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.14#
Form of Non-Executive Appreciation Unit Award Agreement under 2021-2024 Playtika Holding Corp. Retention Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.15#
Form of Amendment to Playtika Holding Corp. 2021-2024 Retention Plan Agreements dated June 26, 2020 with U.S. Executives (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.16#
Amendment to Appreciation Unit Award Agreements under 2021-2024 Playtika Holding Corp. Retention Plan between Playtika Holding Corp. and Robert Antokol (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.17#
2020 Incentive Award Plan, including Sub-Plan for Israeli Participants (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.18#
Amendment No. 1 to Playtika Holding Corp. 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.19#
Form of Restricted Stock Unit Agreement under 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.20#
Form of Restricted Stock Unit Agreement for Israeli Participants under 2020 Incentive Award Plan (incorporated by reference herein to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.21#
Form of Stock Option Agreement under 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.22#
Form of Stock Option Agreement for Israeli Participants under 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.23#	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 7, 2021)
10.24
Credit Agreement, dated as of December 10, 2019, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.25
Incremental Assumption Agreement No. 1, dated as of June 15, 2020, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.26
First Amendment to Credit Agreement, dated as of October 23, 2020, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 7, 2021)

10.27
Incremental Assumption Agreement No. 2, dated as of January 14, 2021, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)

10.28#
Employment Agreement, dated as of December 20, 2011, by and between Playtika Ltd. and Robert Antokol (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.29#
Employment Agreement, dated as of May 16, 2010, by and between Playtika Ltd. and Ira Holtzer (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.30#
Employment Agreement, dated as of March 15, 2017, by and between Playtika Ltd. and Nir Korczak (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.31#
Employment Agreement, dated as of April 2, 2018, by and between Playtika Ltd. and Yael Yehudai (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.32#
Employment Agreement, dated as of December 4, 2011, by and between Playtika Ltd. and Shlomi Aizenberg (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.33#
Employment Agreement, dated as of May 25, 2011, by and between Playtika Ltd. and Ofer Kinberg (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.33.1#
Amendment to Employment Agreement, dated as of December 15, 2014, by and between Playtika Ltd. and Ofer Kinberg (incorporated herein by reference to Exhibit 10.32.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

21.1	List of Significant Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Inline Instance Document	X
101.SCH	XBRL Inline Taxonomy Extension Schema Document	X
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Inline Taxonomy Extension Calculation Definition Document	X
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
__________

#    Indicates management contract or compensatory plan.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTIKA HOLDING CORP.
Registrant

By:	/s/ Robert Antokol
Robert Antokol
Chief Executive Officer and Chairperson of the Board
Dated as of February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2021.

Name	Title
/s/ Robert Antokol	Chief Executive Officer (principal executive officer) and
Robert Antokol	Chairperson of the Board of Directors

/s/ Craig Abrahams	President and Chief Financial Officer
Craig Abrahams	(principal financial officer)

/s/ Troy J. Vanke	Chief Accounting Officer (principal accounting officer)
Troy J. Vanke

/s/ Wei Liu	Director
Wei Liu

/s/ Marc Beilinson	Director
Marc Beilinson

/s/ Bing Yuan	Director
Bing Yuan

/s/ Tian Lin	Director
Tian Lin