Form 10-Q
period 2021-03-31
Playtika Holding Corp.
filed 2021-05-11
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2021, the registrant had 409,604,218 shares of common stock, $0.01 par value per share, outstanding.

PLAYTIKA HOLDING CORP.
FORM 10-Q

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our business strategy, plans and our objectives for future operations, are forward-looking statements. Further, statements that include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “present,” “preserve,” “project,” “pursue,” “will,” or “would,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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

Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our Annual Report of Form 10-K filed with the SEC on February 26, 2021. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$963.8	$520.1
Short-term bank deposits	50.0	—
Restricted cash	2.6	3.5
Accounts receivable	182.4	129.3
Prepaid expenses and other current assets	97.2	101.6
Total current assets	1,296.0	754.5
Property and equipment, net	96.0	98.5
Operating lease right-of-use assets	81.8	73.4
Intangible assets other than goodwill, net	317.4	327.7
Goodwill	479.4	484.8
Deferred tax assets, net	26.2	28.5
Other non-current assets	7.6	8.8
Total assets	$2,304.4	$1,776.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.5	$104.6
Accounts payable	28.4	34.6
Operating lease liabilities, current	17.2	16.4
Accrued expenses and other current liabilities	364.4	484.8
Total current liabilities	422.5	640.4
Long-term debt	2,433.0	2,209.8
Employee related benefits	18.5	16.1
Operating lease liabilities, long-term	72.5	67.0
Deferred tax liabilities	83.7	86.4
Total liabilities	3,030.2	3,019.7
Commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Common stock of US $0.01 par value; 1,600.0 shares authorized and 409.6 issued and outstanding at March 31, 2021; 400.0 shares authorized and 391.1 shares issued and outstanding at December 31, 2020(1)	4.1	3.9
Additional paid-in capital	954.1	462.3
Accumulated other comprehensive income	6.7	16.7
Accumulated deficit	(1,690.7)	(1,726.4)
Total stockholders' deficit	(725.8)	(1,243.5)
Total liabilities and stockholders’ deficit	$2,304.4	$1,776.2
_________
(1)    Prior period results have been adjusted to reflect the 400-for-1 stock split effected in January 2021. See Note 7, Equity Transactions and Stock Incentive Plan for details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)

	Three months ended March 31,
	2021	2020
	(Unaudited)
Revenues	$638.9	$534.2
Costs and expenses
Cost of revenue	183.0	165.9
Research and development	85.2	60.8
Sales and marketing	140.1	125.3
General and administrative	100.3	69.0
Total costs and expenses	508.6	421.0
Income from operations	130.3	113.2
Interest expense and other, net	75.7	58.3
Income before income taxes	54.6	54.9
Provision for income taxes	18.9	19.1
Net income	35.7	35.8
Other comprehensive loss
Foreign currency translation	(9.9)	(2.3)
Change in fair value of derivatives	(0.1)	—
Total other comprehensive loss	(10.0)	(2.3)
Comprehensive income	$25.7	$33.5

Net income per share attributable to common stockholders, basic	$0.09	$0.09
Net income per share attributable to common stockholders, diluted	$0.09	$0.09
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	406.5	378.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	409.5	378.0
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital(1)
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2020	378.0	$3.8	$202.1	$(2.9)	$(1,818.5)	$(1,615.5)
Net income	—	—	—	—	35.8	35.8
Other comprehensive loss	—	—	—	(2.3)	—	(2.3)
Balances at March 31, 2020	378.0	$3.8	$202.1	$(5.2)	$(1,782.7)	$(1,582.0)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2021	391.1	$3.9	$462.3	$16.7	$(1,726.4)	$(1,243.5)
Net income	—	—	—	—	35.7	35.7
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	467.5	—	—	467.7
Stock-based compensation	—	—	24.3	—	—	24.3
Other comprehensive loss	—	—	—	(10.0)	—	(10.0)
Balances at March 31, 2021	409.6	$4.1	$954.1	$6.7	$(1,690.7)	$(725.8)
_________
(1)    Prior period results have been adjusted to reflect the 400-for-1 stock split effected in January 2021. See Note 7, Equity Transactions and Stock Incentive Plan for details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$35.7	$35.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	9.9	8.2
Amortization of intangible assets	23.3	19.0
Stock-based compensation	24.3	—
Amortization of loan discount	26.1	3.7
Change in deferred tax, net	0.3	5.1
Loss (gain) from foreign currency	3.3	(1.0)
Non-cash lease expenses	(2.1)	(1.5)
Capital gain from sale of investment	(1.2)	—
Changes in operating assets and liabilities:
Accounts receivable	(54.4)	(16.2)
Prepaid expenses and other current assets and interest receivable from related parties	6.6	(46.7)
Accounts payable	(7.5)	(37.3)
Accrued expenses and other current liabilities and accrued interest to related party	(120.7)	(17.1)
Net cash used in operating activities	(56.4)	(48.0)
Cash flows from investing activities
Purchase of property and equipment	(7.5)	(13.9)
Capitalization of internal use software costs	(13.3)	(7.1)
Purchase of intangible assets	(3.3)	(2.3)
Short-term bank deposits	(50.0)	—
Other investing activities	2.2	—
Net cash used in investing activities	(71.9)	(23.3)
Cash flows from financing activities
Proceeds from bank borrowings, net	880.7	—
Repayments on bank borrowings	(951.0)	(64.6)
Proceeds from issuance of unsecured notes, net	176.9	—
Proceeds from issuance of common stock, net	470.4	—
Net cash provided by (used in) financing activities	577.0	(64.6)
Effect of exchange rate changes on cash and cash equivalents	(5.9)	1.2
Net change in cash, cash equivalents and restricted cash	442.8	(134.7)
Cash, cash equivalents and restricted cash at the beginning of the period	523.6	271.9
Cash, cash equivalents and restricted cash at the end of the period	$966.4	$137.2

	Three months ended March 31,
	2021	2020
Supplemental cash flow disclosures
Cash paid for income taxes	$21.4	$25.7
Cash paid for interest	$35.6	$48.9
Non-cash financing and investing activities
Lease asset additions	$11.2	$13.6
Deferred unpaid offering costs	$0.3	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include Playtika and all subsidiaries in which the Company has a controlling financial interest. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where the Company has determined that it has significant influence over the entities; and (iii) investments in affiliates of 20% or less are generally accounted for using cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2020 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's financial statements for the year ended December 31, 2020.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant factors, assumptions, and methodologies used in estimating fair value of equity

Prior to its initial public offering of equity in January 2021, the Company, with the assistance of third-party valuation experts, used a combination of the income approach (the discounted cash flow method) and the market approach (a combination of the guideline public company method and the guideline transaction method) to estimate its equity value in connection with its stock-based compensation program discussed below. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenue and costs. The guideline public company method estimates the value of a company by applying market multiples of publicly traded companies in the same or similar lines of business to the results and projected results of the company being valued. The guideline transaction method estimates the value of a company by applying valuation multiples paid in actual transactions for comparable public and private companies.

The valuation of the Company’s equity considers a number of objective and subjective factors that it believes market participants would consider, including (a) the Company’s business, financial condition, and results of operations, including related industry trends affecting its operations; (b) its forecasted operating performance and projected future cash flows; (c) the liquid or illiquid nature of its common stock; (d) the rights and privileges of its common stock; (e) market multiples of its most comparable public peers; and (f) market conditions affecting its industry.

As of the valuation date, financial forecasts were prepared and used in the computation of the estimated fair value of the Company’s equity using both the market and income approaches. The financial forecasts were based on assumed revenue growth rates and operating margin levels that considered past experience and future expectations. The assumed risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital rates.

The values derived under the market and income approaches were used to determine an initial estimated fair market value of the Company’s equity. The initial estimated value was then subjected to a discount for the lack of marketability based on the impediments to liquidity as a result of the Company’s previous status as a private company, including the lack of publicly available information and the lack of a trading market.

Subsequent to the Company’s initial public offering of equity in January 2021, the Company uses the public trading price of its common stock on the Nasdaq stock exchange as the basis for determining the fair market value for its common stock for purposes of its stock based compensation expense.

There is inherent uncertainty in the Company’s forecasts and projections, and if different assumptions and estimates had been made than those described previously, the amount of the equity valuation and stock-based compensation expense could have been materially different.

Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term bank deposits, restricted cash, accounts receivable and derivative contracts. Substantially all of the Company’s cash and cash equivalents are maintained with three financial institutions with high credit standings. The Company performs periodic evaluations of the relative credit standing of these institutions.

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

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable as of the dates indicated:

	March 31, 2021	December 31, 2020
Apple	52%	38%
Google	30%	35%
Facebook	8%	11%

Restricted cash

Restricted cash primarily consists of deposits to secure obligations under the Company's operating lease agreements and to secure company-issued credit cards.

Short-term bank deposits

Bank deposits with maturities of more than three months but less than one year are included in short-term bank deposits. Such short-term bank deposits are stated at cost which approximates market value.

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

The Company used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with stock options. As it does not have a history of market prices for its common stock because the stock was not publicly traded prior to January 2021, the Company used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its pre-IPO volatility assumption. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for the Company’s peer group of companies for a period equal to the expected life of the option. The expected term assumption was derived using the simplified method, which is based on an average between the vesting date and the expiration date of an option. This method was chosen because there was no historical option exercise experience due to the Company being privately held. The weighted-average risk-free interest rate was based on the interest rate for U.S. Treasury bonds. The Company does not anticipate paying cash dividends on its shares of common stock in the future. The stock options have a contractual term of 10 years. Except as provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

If factors change and the Company employs different assumptions, stock-based compensation cost on future awards may differ significantly from what the Company has recorded in the past. Higher volatility and longer expected terms result in an increase to stock-based compensation determined at the date of grant. Future stock-based compensation cost and unrecognized stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate any remaining unearned stock-based compensation cost or incur incremental cost.

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients. See Note 7, “Equity Transactions and Stock Incentive Plan” for additional discussion.

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention Plan, eligible employees may be granted retention awards that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA as described further in Note 12.

The value of each unit has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned.

Derivative Instruments
The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the amount of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under ASC 815. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation on the one-month LIBOR rate associated with its variable rate debt. Interest rate swap is designated as a cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount.

The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively. The Company performed a regression analysis at inception of the hedging relationship in which it compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on 30 observations that are based on historical swap rates. Based on the regression results, the Company believes that, at inception, the hedging instrument is expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, the Company will perform retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

The Company uses forward contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and the Company’s local payroll expense incurred in Israel and denominated in Israeli Shekels (“ILS”). The Company’s forward contracts are designated as cash flow hedges under ASC 815. As a result of substantially matching the critical terms between its forward contracts and the fluctuating exchange rates the Company expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of the Company’s interest rate swap agreements are categorized as Level 2 in the fair value hierarchy as established by ASC 820. The inputs used to measure the fair value of the Company’s forward contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.

Net income per share

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a loss, diluted shares are not considered because of their anti-dilutive effect.

Accounting standards recently adopted by the Company

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended March 31, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company continues to evaluate the potential impacts of ASU 2020-04 and may apply other elections as applicable as additional changes in the market occur.

NOTE 2.    GOODWILL

Changes in goodwill for the three months ended March 31, 2021 were as follows (in millions):

Three Months Ended March 31, 2021
Balance at beginning of period	$484.8
Goodwill acquired during the year	—
Foreign currency translation adjustments	(5.4)
Balance at end of period	$479.4

NOTE 3.    INTANGIBLE ASSETS OTHER THAN GOODWILL, NET

The carrying amounts and accumulated amortization expenses of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at March 31, 2021 and December 31, 2020, were as follows (in millions):

	March 31, 2021
	Weighted average remaining useful life (in years)	Balance	December 31, 2020
Historical cost basis
Developed games and acquired technology	5.4	$481.3	$481.5
Trademarks and user base	—	19.1	19.1
Internal use software	2.8	74.7	61.5
		575.1	562.1
Accumulated amortization
Developed games and acquired technology		(224.5)	(206.2)
Trademarks and user base		(19.0)	(19.0)
Internal use software		(14.2)	(9.2)
		(257.7)	(234.4)
Intangible assets other than goodwill, net		$317.4	$327.7

During the three months ended March 31, 2021 and 2020, the Company recorded amortization expense in the amounts of $23.3 million and $19.0 million, respectively.

As of March 31, 2021, the total expected future amortization related to intangible assets was as follows (in millions):

Amortization to be included in cost of revenue
Remaining 2021	$65.2
2022	69.9
2023	57.3
2024	40.6
2025 and thereafter	84.4
Total	$317.4

NOTE 4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2021 and December 31, 2020 were as follows (in millions):

	March 31, 2021	December 31, 2020
Accrued expenses	$130.5	$121.6
Tax accruals	118.1	130.5
Employees and related expenses	93.4	173.8
Deferred revenues	22.4	21.3
Accrued litigation	—	37.6
Total accrued expenses and other current liabilities	$364.4	$484.8

NOTE 5.    LEASES

The facilities of the Company are leased under various operating lease agreements, which expire on various dates, the latest of which is December 2030.

The Company's leases include office real estate and data center leases for its facilities worldwide, which are all classified as operating leases, and which expire on various dates, the latest of which is December 2030. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index (“CPI”). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Certain leases include renewal options that are reasonably certain to be exercised.

Supplemental balance sheet information related to leases is as follows (in millions):

March 31, 2021
Operating lease right-of-use assets, gross	$111.9
Accumulated amortization	(30.1)
Operating lease right-of-use assets, net	$81.8

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

March 31, 2021
Weighted average remaining lease term (years)	6.1
Weighted average discount rates	3.9%

Total operating lease cost was $4.6 million and $3.7 million during the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $5.1 million and $3.4 million during the three months ended March 31, 2021 and 2020, respectively.

Maturities of lease liabilities are as follows as of March 31, 2021 (in millions):

Remaining 2021	$15.3
2022	20.0
2023	17.7
2024	15.2
2025 and thereafter	31.0
Total undiscounted cash flows	99.2
Less: imputed interest	(9.5)
Present value of lease liabilities	$89.7

NOTE 6.    DEBT

	March 31, 2021				December 31, 2020
	Maturity	Interest rate(s)	Book value	Face value	Book value
			(in millions)
Term Loan	2028	2.860%	$1,854.1	$1,900.0	$2,314.4
Senior Notes	2029	4.250%	591.4	600.0	—
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,445.5	2,500.0	2,314.4
Less: Current portion of long-term debt			(12.5)	(19.0)	(104.6)
Long-term debt			$2,433.0	$2,481.0	$2,209.8

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $54.5 million at March 31, 2021 and deferred financing costs of $60.6 million at December 31, 2020, respectively.

Credit Agreement

On December 10, 2019, the Company entered into $2,750 million of senior secured credit facilities (the "Credit Facilities"), consisting of a $250 million revolving credit facility (the "Revolving Credit Facility"), and a $2,500 million first lien term loan (the "Old Term Loan"). The Credit Facilities were provided pursuant to a Credit Agreement, dated as of December 10, 2019 (the "Credit Agreement"), by and among Playtika, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent (in such capacity, the "Administrative Agent") and collateral agent (in such capacity, the "Collateral Agent"). Proceeds borrowed under the Credit Facilities on the closing date were used to pay off the outstanding balance on the Company’s prior debt facility. On June 15, 2020, the Company increased the capacity of the Revolving Credit Facility to $350 million. On January 15, 2021, the Company increased the borrowing capacity of the Revolving Credit Facility from $350 million to $550 million.

On March 11, 2021, the Company amended the Credit Agreement pursuant to an Incremental Assumption Agreement No. 3 and Second Amendment to Credit Agreement (the “Second Amendment”).

The Second Amendment, among other things, effected a refinancing of the Old Term Loan with a new $1.9 billion senior secured first lien term loan borrowed under the Credit Agreement (the “New Term Loan”), increased the Revolving Credit Facility to $600 million and extended the maturity of the Revolving Credit Facility to March 11, 2026. The New Term Loan matures on March 11, 2028 and requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the New Term Loan, with the balance due at maturity.

The Credit Agreement allows the Company to request one or more incremental term loan facilities, incremental revolving credit facilities and/or increases to the New Term Loan or the Revolving Credit Facility in an aggregate amount of up to the sum of (x) the greater of (1) $800 million and (2) 1.00 times EBITDA (as defined in the Credit Agreement) plus (y) the amount of certain voluntary prepayments of indebtedness plus (z) such additional amount so long as, (i) in the case of loans under additional credit facilities that are secured by liens on the collateral securing the Credit Agreement, the Company's net total secured leverage ratio on a pro forma basis would not exceed 3.50 to 1.00 (or in the case of incremental facilities to fund certain investments and acquisitions, the net total secured leverage ratio immediately prior to such incurrence) and (iii) in the case of any other loans under additional credit facilities, the Company's fixed charge coverage ratio on a pro forma basis would not be less than 2.00 to 1.00 (or in the case of incremental facilities to fund certain investments and acquisitions, the fixed charge coverage ratio immediately prior to such incurrence), in each case, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders.

All future borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties, subject to certain exceptions.

Interest and Fees

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) LIBOR determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of —% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin is (x) with respect to the New Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, subject to one 0.25% step-down based on the Company’s credit ratings and (y) in the case of the Revolving Credit Facility, a range from 2.25% to 3.00% per annum in the case of any LIBOR loan and a range from 1.25% to 2.00% per annum in the case of any base rate loan, based on the Company’s net senior secured leverage ratio.

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility in the amount of 0.50% of the principal amount of the daily unused commitments of such lender, subject to stepdowns to 0.375% and 0.25% based upon the Company’s net senior secured leverage ratio. The Company is also required to pay customary agency fees as well as letter of credit participation fees on outstanding letters of credit.

The Credit Agreement contains permits voluntary prepayments and requires mandatory prepayments in certain events including, among others, 50% (subject to step-downs to 25% and —% based upon the Company’s net total secured leverage ratio) of the Company's excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary assets sale transactions (subject to reinvestment rights), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement).

Collateral and Guarantors

The borrowings under the Credit Agreement are guaranteed by certain material, wholly-owned restricted subsidiaries of the Company, and are secured by a pledge of substantially all of the existing and future property and assets of the Company and the guarantors (subject to exceptions), including a pledge of the capital stock of the domestic subsidiaries held by the Company and the domestic guarantors and 65% (or 100% in the case of certain of the guarantors) of the capital stock of the first-tier foreign subsidiaries held by the Company and the domestic guarantors, in each case subject to exceptions.

The Credit Agreement requires that the Company and the guarantors (a) generate at least 80.0% of the EBITDA of the Company and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all "Material Intellectual Property" (defined as any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of the EBITDA of the Company and its restricted subsidiaries for the then most recently ended four fiscal quarters) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If the Company and the guarantors do not satisfy such requirement, then the Company must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. As of March 31, 2021, the Company was in compliance with these requirements.

Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At March 31, 2021, the Company’s first-priority net senior secured leverage ratio was 0.97 to 1.0.

In addition, the Credit Agreement includes negative covenants, subject to certain exceptions, restricting or limiting the Company's ability and the ability of its restricted subsidiaries to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain mergers and acquisitions; (iii) complete dividends and stock repurchases and optional redemptions (and optional prepayments) of subordinated debt; (iv) incur indebtedness; (v) make certain loans and investments; (vi) incur liens and certain fixed charges; (vii) transact with affiliates; (viii) change the business of the Company and its restricted subsidiaries; (ix) enter into sale/leaseback transactions; (x) allow limitations on negative pledges and the ability of restricted subsidiaries to pay dividends or make distributions; (xi) change the fiscal year and (xii) modify subordinated debt documents. Under the Credit Agreement, the Company may be required to meet specified leverage ratios or fixed charge coverage ratios in order to take certain actions, such as incurring certain debt or liens or making certain investments.

Expenses Related to Modification of Debt

The Company accounts for the restructuring of its debt agreements in accordance with the accounting standards applicable to troubled debt restructuring, debt modification and debt extinguishment. Under the applicable accounting standards, the Company determined that the March 2021 financing transactions qualified for modification accounting. As a result, the Company expensed $14.5 million related to the debt modification, wrote off $22.9 million of previously deferred financing costs related to the modification of debt related to the Company’s Old Term Loan and carried over $34.9 million of deferred financing costs to the New Term Loan.

Offering of 4.250% Senior Notes due 2029

Indenture

On March 11, 2021, the Company issued $600.0 million aggregate principal amount of its 4.250% senior notes due 2029 (the “Notes”) under an indenture, dated March 11, 2021 (the “Indenture”), among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the “Trustee”).

Maturity and Interest

The Notes mature on March 15, 2029. Interest on the Notes will accrue at a rate of 4.250% per annum. Interest on the Notes payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future restricted subsidiaries that guarantee the obligations under the Credit Agreement (as defined below) (the “subsidiary guarantors”).

Ranking

The Notes and the note guarantees rank equally in right of payment to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness and senior in right of payment to all of the Company’s and the subsidiary guarantors’ future subordinated indebtedness. The Notes and the note guarantees are effectively subordinated to any of the Company’s and the subsidiary guarantors’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, including indebtedness outstanding under the Credit Agreement. In addition, the Notes and the note guarantees are structurally subordinated to the existing and future liabilities of the Company’s non-guarantor subsidiaries.

Redemption

The Company may redeem the Notes at any time prior to March 15, 2024, in whole or in part, at a redemption price equal to 100%of the accrued principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole premium.

The Company may redeem the Notes at any time on or after March 15, 2024, in whole or in part, at a redemption price equal to (i) 102.125% of the principal amount thereof, should such redemption occur before March 15, 2025, (ii) 101.063% of the principal amount thereof, should such redemption occur before March 15, 2026, and (iii) 100.000% of the principal amount thereof, should such redemption occur on or after March 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In addition, at any time prior to March 15, 2024, the Company may redeem up to 40% of the original aggregate principal amount of all Notes issued with the net cash proceeds from certain equity offerings at a redemption price of 104.250% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 50% of the aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption, and the redemption date is within 90 days of the consummation of any such equity offering.

Covenants

The Indenture contains customary covenants that limit the Company’s ability and, in certain instances, the ability of the Company’s subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the Indenture.

Change of Control

In the event of a change of control, the Company must offer to repurchase the Notes at a repurchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

Events of Default

Events of default under the Indenture include, among others, the following with respect to the Notes: default which continues for 30 days in the payment of interest on the Notes; default in payment of the principal of, or premium, if any, on the Notes; failure to comply with certain covenants in the Indenture for 60 days (or 120 days with respect to the covenant relating to the provision of financial reports) upon the receipt of notice from the Trustee or holders of at least 25% in aggregate principal amount of the Notes; acceleration or payment default of indebtedness of the Company or certain of its subsidiaries in excess of a specified amount that remains uncured following the applicable grace period provided in such indebtedness; final judgments against the Company or certain of its subsidiaries in excess of a specified amount that remains unpaid for 45 days; and certain events of bankruptcy or insolvency with respect to the Company or certain of its subsidiaries. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or certain of its subsidiaries, all Notes then outstanding will become due and payable immediately without further action or notice. If any other event of default occurs with respect to the Notes, the Trustee or holders of at least 25% in aggregate principal amount of the Notes may declare all Notes then outstanding to be due and payable immediately.

Scheduled Principal Payments of Long-Term Debt

The scheduled principal payments due on long-term debt are as follows (in millions):

Amount
Remaining 2021	$14.3
2022	19.0
2023	19.0
2024	19.0
2025 and thereafter	2,428.7
Total	$2,500.0

NOTE 7.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Equity Transactions

On May 26, 2020, the Board of Directors of the Company approved an amendment to the Certificate of Incorporation of the Company (the “Stock Split”) to increase the authorized number of shares of the Company’s common stock from ten (10)

shares to one million (1,000,000) shares, to decrease the par value of each share of common stock of the Company from $1.00 per share to $0.01 per share, and to reclassify each share of common stock issued and outstanding immediately prior to the Stock Split into 94,500 shares of common stock.

On January 5, 2021, the Company’s Board of Directors approved an amended and restated certificate of incorporation of the Company effecting an additional 400-for-1 stock split of the Company’s issued and outstanding shares of common stock and an increase to the authorized shares of our common stock and preferred stock to 1.6 billion shares and 100 million shares, respectively. The split and the increase in authorized shares of the Company’s common stock was effected on January 6, 2021 and without any change in the par value per shares.

All information herein related to the Company’s common stock and stock awards has been retroactively adjusted to give effect to both the May 26, 2020 stock split and the January 5, 2021 stock split.

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”). The Plan authorizes the issuance of stock options, restricted stock, restricted stock units (“RSUs”), dividend equivalents, stock appreciation rights, performance bonus awards and other incentive awards. The Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company.

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 42,190,299 shares as of March 31, 2021. As of March 31, 2021, a total of 2,279,829 shares of the Company’s common stock remained available for grants of awards under the Plan.

Stock Options

Outstanding stock option grants generally vest over four years, with 25% vesting on each of the four anniversaries of the grant date. The stock options have a contractual term of 10 years. Except as provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2021:

		Weighted	Weighted
	Stock	Average	Average	Intrinsic
	Options	Remaining	Exercise	Value
	Outstanding	Term (in years)	Price	(in millions)
Outstanding at January 1, 2021	8,000,000	9.5	$18.71
Granted	7,985,297		$27.00
Exercised	—
Cancelled	(42,866)		$27.00
Expired	—
Outstanding at March 31, 2021	15,942,431	9.5	$22.84	$69.7
Exercisable at March 31, 2021	—	—	$—	$—

There was no stock option activity during the first quarter of 2020. The Company will issue new shares of common stock upon exercise of stock options.

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee stock options, which is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

–Fair value of common stock - Prior to the Company’s initial public offering of equity in January 2021, as the Company’s common stock was not publicly traded, the fair value of common stock was estimated by valuation reports prepared by third-party valuation specialists. Subsequent to the Company’s initial public offering, the Company uses the public trading price of its common stock on the Nasdaq stock market to determine the fair value of its common stock.

–Expected volatility – Prior to the Company’s initial public offering of equity in January 2021, as the Company was a private company at the time of valuation, the Company estimated volatility based on the volatilities exhibited by comparable public companies and the Company’s capital structure and utilized the observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumption. Subsequent to the Company’s initial public offering, the Company continues to estimate volatility in the same manner as it has not yet established sufficient history to estimate volatility of its own.

–Risk-free interest rate - The risk-free interest rate was estimated based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of the respective equity option award.

–Expected term - The Company estimated the expected term based on the average time between the vesting date and expiration date, ten years after the grant date, of the respective equity option award.

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

For RSUs granted during 2021, 25% of the RSUs generally vest on the first anniversary of the grant date, and the remaining 75% of the RSUs vest in equal quarterly installments during the three years following the first anniversary of the grant date. The Company expects that future RSU grants generally will follow the vesting schedule used in January 2021. Except as provided in an award agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s common stock upon vesting.

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2021:

		Weighted	Total Fair
		Average	Value of
		Grant Date	Shares Vested
	Shares	Fair Value	(in millions)
Outstanding at January 1, 2021	5,944,800	$21.04
Granted	4,979,120	$31.71
Vested	(18,518)	$32.30	$0.6
Cancelled	(23,081)	$31.62
Outstanding at March 31, 2021	10,882,321	$25.88

There was no RSU activity during the first quarter of 2020.

Stock-Based Compensation

The following table summarizes stock-based compensation costs by award type (in millions):

Three months ended March 31,
2021
Stock options	$8.5
RSUs	15.8
Total stock-based compensation costs	$24.3

The following table summarizes stock-based compensation costs as reported on the Company’s consolidated statement of comprehensive income (in millions):

Three months ended March 31,
2021
Research and development expenses	$6.5
Sales and marketing expenses	2.8
General and administrative expenses	15.0
Total stock-based compensation costs	$24.3

As of March 31, 2021, the Company’s unrecognized stock-based compensation expenses related to stock options was approximately $132.6 million, which are expected to be recognized over a period of 3.56 years. As of March 31, 2021, the Company’s unrecognized stock-based compensation expenses related to unvested restricted stock units was approximately $259.4 million, which are expected to be recognized over a period of 3.77 years.

NOTE 8.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. The aggregate fair value of the Company’s interest rate swap agreements was $0.7 million as of March 31, 2021 and was recorded between accrued expenses and other current liabilities and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

The Company has also entered into multiple forward contracts for the future purchase of ILS. At March 31, 2021, the Company had forward contracts outstanding for an aggregate purchase of 174.1 million ILS, all which mature during the remaining months of 2021. The aggregate fair value of the Company’s forward contracts was $(0.8) million as of March 31, 2021 and was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NOTE 9.    FAIR VALUE MEASUREMENTS

The Company accounts for fair value in accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table summarizes the fair value measurement of the Company’s long-term debt at March 31, 2021 (in millions):

	March 31, 2021
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,900.0	$1,888.1	Level 2
Senior Notes	600.0	586.5	Level 2
Total debt	$2,500.0	$2,474.6

The estimated fair value of the Company’s term loan is based upon the prices at which the Company’s debt traded in the days immediately preceding the balance sheet date. As the trading volume of the Company’s debt is low relative to the overall debt balance, the Company does not believe that the associated transactions represent an active market, and therefore this indication of value represents a level 2 fair value input.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2021 (in millions):

	Pricing	Fair Value at
	Category	March 31, 2021
Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$4.7

Accrued expenses and other current liabilities:
Derivative instruments - interest rate swaps	Level 2	$4.0
Derivative instruments - FX forward	Level 2	0.8

The Company estimates the fair value of interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves.

The Company had no financial assets or liabilities measured at fair value as of December 31, 2020.

The Company has not elected the fair value measurement option available under U.S. GAAP for any of its assets or liabilities that meet the option for this criteria.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. As of March 31, 2021, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate.

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

On October 26, 2020, a patent infringement claim was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The Plaintiff alleges that the defendants are infringing certain patents in the field of communication and the transferring of images between the gaming server and the end device on certain of its social casino games. The Plaintiff is seeking monetary damages. On April 7, 2021, following the Company’s preliminary motions for dismissal and stay, the Company’s motion for stay was approved by the court pending ruling on motions to dismiss. Due to the stay and the early nature of this case, it is not possible to assess whether this case may be material to the Company. Playtika Holding Corp. and Playtika Ltd. intend to defend the case vigorously.

NOTE 11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide information about disaggregated revenue by geographic location of the Company’s players and by type of platform (in millions):

	Three months ended March 31,
	2021	2020
Geographic location
USA	$454.7	$375.4
EMEA	91.7	80.7
APAC	49.9	41.4
Other	42.6	36.7
Total	$638.9	$534.2

Platform type
Mobile	$513.2	$429.7
Web	125.7	104.5
Total	$638.9	$534.2

Revenues through third-party platforms and through the Company’s own proprietary platforms were as follows (in millions):

	Three months ended March 31,
	2021	2020
Revenues
Third-party platforms	$523.0	$473.0
Internal proprietary platforms	115.9	61.2
Total	$638.9	$534.2
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

	March 31, 2021	December 31, 2020
Accounts receivable	$182.4	$129.3
Contract assets (1)	6.1	5.8
Contract liabilities (2)	22.4	21.3
_______

(1)    Contract assets are included within prepaid expenses and other current assets as “deferred charges” in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the quarter ended March 31, 2021, the Company recognized the majority of its contract liabilities balance as of December 31, 2020, with the remainder expected to be realized within the next three months.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 12.    APPRECIATION AND RETENTION PLAN

In August 2019, the Board approved the 2021-2024 Retention Plan. Under the 2021-2024 Retention Plan, eligible employees may be granted retention units that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA in each of the plan years, determined as follows:

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

For certain participants in the event of the participant’s termination without cause or resignation for good reason, or termination by reason of death or disability, he or she will be eligible to receive a lump sum cash payment equal to his or her proportionate share (based on the number of retention units outstanding and eligible for payment as of such date) of the unpaid portion of the total retention pool for the remaining term of the 2021-2024 Retention Plan as of the date of termination, which amount shall be paid in cash within 60 days following the date of termination. In the event of such a termination, such participant will also remain eligible to receive payments in respect of his or her appreciation units for all vesting dates that have not yet occurred prior to the date of such termination, which payments will be made as and when such payments are made to other appreciation unit holders.

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

All payments triggered by a termination of employment or service will be subject to the execution of a general release of claims in favor of the Company. If a participant terminates service for any reason other than as described above, the participant will immediately forfeit all unvested retention units and appreciation units.

In October 2020, 43,000 appreciation units under the 2021-2024 Retention Plan were cancelled. Pursuant to an amendment to the 2017-2020 Retention Plan adopted in October 2020, these cancelled appreciation units are considered “retired units” for purposes of the plan, and will be deemed to be outstanding and eligible for payment solely for purposes of determining the per unit value to be paid to participants, but no amounts will be paid with respect to such retired units.

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $29.8 million and $11.0 million during the three months ended March 31, 2021 and 2020, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $3.1 million and $4.9 million during the three months ended March 31, 2021 and 2020, respectively.

NOTE 13.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net are as follows (in millions):

	Three months ended March 31,
	2021	2020
Interest expense	$78.0	$53.4
Interest income	(0.2)	(0.1)
Foreign currency exchange, net	(0.8)	4.9
Other	(1.3)	0.1
Total interest expense and other, net	$75.7	$58.3

NOTE 14.    INCOME TAXES

	Three months ended March 31,
(in millions, except tax rate)	2021	2020
Income before income taxes	$54.6	$54.9
Provision for income taxes	$18.9	$19.1
Effective tax rate	34.6%	34.8%

The effective income tax rate for the three months ended March 31, 2021 was 34.6%. This effective tax rate was determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% federal statutory rate were due to tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, the impact of repatriation of the undistributed earnings of certain foreign subsidiaries and the inclusion of Global Intangible Low-Taxed Income (“GILTI”).

The Company continues to monitor tax implications resulting from new legislation passed in response to the COVID-19 pandemic in the federal, state and foreign jurisdictions where it has an income tax expense. The impact of COVID-19 pandemic related tax-measures recently enacted were not material for the three months ended March 31, 2021.

NOTE 15.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021:

	Foreign Currency Translation	Interest Rate Swaps	Forward Contracts	Total
Balance as of December 31, 2020	$16.7	$—	$—	$16.7
Other comprehensive income (loss) before reclassifications	(9.9)	0.7	(1.1)	(10.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.3	0.3
Balance as of March 31, 2021	$6.8	$0.7	$(0.8)	$6.7

NOTE 16.     NET INCOME ATTRIBUTABLE TO ORDINARY STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to ordinary stockholders (in millions, except per share data):

	Three months ended March 31,
	2021	2020
Numerator:
Net income	$35.7	$35.8
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	406.5	378.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	409.5	378.0
Net income per share, basic	$0.09	$0.09
Net income per share, diluted	$0.09	$0.09

As the Company only had one class of common shares outstanding prior to June 2020 and had no awards granted under any equity plan, there were no equity awards excluded from the computation of earnings per share for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company excluded 1,750,142 outstanding stock options and 199,867 outstanding RSUs from the calculation of diluted earnings per share as the impact would have been antidilutive.

NOTE 17.    SUBSEQUENT EVENTS

The Company performed a review for subsequent events through the date of these financial statements and noted no other material items for disclosure.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Overview

We are one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage our users. We have built best-in-class live game operations services and a proprietary technology platform to support our portfolio of games which enable us to drive strong user engagement and monetization. Our games are free-to-play, and we are experts in providing novel, curated in-game content and offers to our users, at optimal points in their game journeys. We own some of the most iconic free-to-play mobile games in the world, many of which are the #1 games in their respective genres, based on total in-app purchases on iOS App Store and Google Play Store for the three months ended March 31, 2021 worldwide, according to App Annie. Our players love our games because they are fun, creative, engaging, and kept fresh through a steady release of new features that are customized for different player segments.

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

Interest expense and other, net

We generally did not incur interest expense prior to August 2019. In August 2019, we borrowed $2,583 million under our senior secured 363-day bridge loan facility, and then subsequently refinanced the borrowings under that facility in December 2019 pursuant to our Credit Agreement, dated as of December 10, 2019 (the "Credit Agreement"). We further amended our Credit Agreement in March 2021, including amending the interest rates thereunder. Our interest expense includes amortization of deferred financing costs and is offset by interest income earned on the investment of excess cash and cash equivalents. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates.

Provision for income taxes

The provision for income taxes consists of income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, the United Kingdom and Israel and was determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate can fluctuate based on various factors, including our financial results and the geographic mix to which they relate, the applicability of special tax regimes, changes in our business or operations, examination-related developments and changes in tax law.

Consolidated Operating Results of Playtika Holding Corp
We measure the performance of our business by using several key financial metrics, including revenue, and operating metrics, including Daily Paying Users, Daily Active Users, Daily Payer Conversion, Average Revenue per Daily Active User, and Monthly Active Users. These operating metrics help our management to understand and measure the engagement levels of the our players, the size of our audience and our reach.
Daily Active Users

We define Daily Active Users, or DAUs, as the number of individuals who played one of our games during a particular day. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks on the same day would be counted as two Daily Active Users. Average Daily Active Users for a particular period is the average of the DAUs for each day during that period. We believe that Daily Active Users is a useful metric to measure the scale and usage of our game platform.

Daily Paying Users

We define Daily Paying Users, or DPUs, as the number of individuals who purchased, with real world currency, virtual currency or items in any of our games on a particular day. Under this metric, an individual who makes a purchase of virtual currency or items in two different games on the same day is counted as two DPUs. Similarly, an individual who makes a purchase of virtual currency or items in any of our games on two different platforms (e.g., web and mobile) or on two different social networks on the same day would be counted as two DPUs. Average DPUs for a particular period is the average of the DPUs for each day during that period. We believe that Daily Paying Users is a useful metric to measure game monetization.

Daily Payer Conversion

We define Daily Payer Conversion as (i) the total number of DPUs, (ii) divided by the number of DAUs on a particular day. Average Daily Payer Conversion for a particular period is the average of the Daily Payer Conversion rates for each day during that period. We believe that Daily Payer Conversion is a useful metric to describe the monetization of our users.

Average Revenue per Daily Active User

We define Average Revenue per Daily Active User, or ARPDAU, as (i) the total revenue in a given period, (ii) divided by the number of days in that period, (iii) divided by the average DAUs during the period. We believe that ARPDAU is a useful metric to describe monetization.

Monthly Active Users

We define Monthly Active Users, or MAUs, as the number of individuals who played one of our games during a calendar month. Under this metric, an individual who plays two different games in the same calendar month is counted as two MAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks during the same month would be counted as two MAUs. Average Monthly Active Users for a particular period is the average of the MAUs for each month during that period. We believe that Monthly Active Users is a useful metric to measure the scale and reach of our platform, but we base our business decisions primarily on daily performance metrics, which we believe more accurately reflect user engagement with our games.

Results of Operations

The table below shows the results of our key financial and operating metrics for the periods indicated. Unless otherwise indicated, financial metrics are presented in millions of U.S. Dollars, user statistics are presented in millions of users, and ARPDAU is presented in U.S. Dollars.

	Three months ended March 31,
(in millions, except percentages, Average DPUs and ARPDAU)	2021	2020
Revenues	$638.9	$534.2
Total cost and expenses	508.6	421.0
Operating income	130.3	113.2
Adjusted EBITDA	258.0	186.1

Non-financial performance metrics
Average DAUs	10.4	11.6
Average DPUs (in thousands)	296	272
Average Daily Payer Conversion	2.8%	2.3%
ARPDAU	$0.68	$0.50
Average MAUs	31.4	37.1

Comparison of the three months ended March 31, 2021 versus the three months ended March 31, 2020

	Three months ended March 31,
	2021	2020
(in millions)	(Unaudited)
Revenues	$638.9	$534.2
Cost of revenue	$183.0	$165.9
Research and development	85.2	60.8
Sales and marketing	140.1	125.3
General and administrative	100.3	69.0
Total costs and expenses	$508.6	$421.0

Revenues

Revenues for the three months ended March 31, 2021 increased by $104.7 million when compared with the same period of 2020. The increase in revenues was primarily due to our ongoing improvements to monetization, new content and product features, and increased engagement across our broader portfolio of games.

Cost of revenue

Cost of revenue for the three months ended March 31, 2021 increased by $17.1 million when compared with the same period of 2020. The increase in cost of revenue was primarily due to increased platform fees associated with increased revenues, and increased amortization expense for recently capitalized software development costs.

Research and development expenses

Research and development expenses for the three months ended March 31, 2021 increased by $24.4 million when compared with the same period of 2020. The formula for determining the payment amounts under the 2017-2020 retention plan resulted in expense under that plan being recognized on an accelerated basis, with higher expense recognized in the earlier years of the plan. Based upon a change to the structure of how award payments are determined within the terms of the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) as compared to the 2017-2020 plan, expense under the current plan is required to be recognized ratably over the term of the plan.. As a result, when comparing the quarter ended March 31, 2021 with the quarter ended March 31, 2020, long-term compensation expense under the respective retention plan included within research and development expenses has increased by approximately $1.6 million. In addition, the introduction of stock-based compensation plans has resulted in approximately $6.5 million in additional research and development expense for the quarter ended March 31, 2021, with no comparable amounts for the prior year. The remaining increase in research and development expenses was primarily due to increased headcount and payroll costs.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2021 increased by $14.8 million when compared with the same period of 2020. As discussed above, the accelerated recognition of long-term compensation expense under the 2017-2020 retention plan as opposed to the ratable recognition of such expense under the 2021-2024 Retention Plan resulted in an increase in expense within sales and marketing expenses of approximately $3.4 million when comparing the quarter ended March 31, 2021 with the prior year quarter. In addition, the introduction of stock-based compensation plans has resulted in approximately $2.8 million in additional sales and marketing expense for the quarter ended March 31, 2021, with no comparable amounts for the prior year. The remaining increase in sales and marketing expenses was primarily due to increased headcount and payroll costs, and increased media buy expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 increased by $31.3 million when compared with the same period of 2020. Included in general and administrative expenses for the quarter ended March 31, 2020, with no comparable amounts for the quarter ended March 31, 2021, are expenses for contingent consideration and merger and acquisition related activity of approximately $29.4 million. Included in general and administrative expenses for the quarter ended March 31, 2021, with no comparable amounts for the quarter ended March 31, 2020, are stock-based compensation expenses of $15.0 million and bonus expenses of approximately $35.2 million paid as a result of the successful initial public offering of the Company’s stock in January 2021. Adjusting for these items, general and administrative expenses for the three months ended March 31, 2021 would have increased by $10.5 million when compared to the same period of 2020. This increase was a result of an increase in long-term compensation expense under the retention plan of $13.8 million, offset by other immaterial changes.

Other Factors Affecting Net Income

	Three months ended March 31,
(in millions)	2021	2020
Interest expense	$78.0	$53.4
Interest income	(0.2)	(0.1)
Foreign currency exchange, net	(0.8)	4.9
Other	(1.3)	0.1
Provision for income taxes	18.9	19.1
Interest expense

In March 2021, the Company refinanced its existing term loan with a combination of a new term loan and fixed-rate senior notes. The refinancing transaction was considered a debt-modification for accounting purposes. As a result, a portion of the original issue discount incurred when the original term loan was entered into has been carried over to the new term loan, and approximately $22.9 million of this original issue discount was written off as interest expense during the quarter ended March 31, 2021. In addition, the Company recorded approximately $14.5 million in expense associated with the Refinancing Transaction. Prior to these one-time charges to interest expense, interest expense for the quarter ended March 31, 2021 was lower than interest expense in the same period of 2020 due to a combination of a lower outstanding principal balance and lower interest rates.

Provision for income taxes

The effective income tax rate for the three months ended March 31, 2021 was 34.6% compared to 34.8% for the three months ended March 31, 2020. The effective tax rate was determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% federal statutory rate for the three months ended March 31, 2021 were due to tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, the tax impact of repatriation of the undistributed earnings of certain foreign subsidiaries and the inclusion of Global Intangible Low-Taxed Income (“GILTI”). The primary differences between the effective tax rate and the 21% federal statutory rate for the three months ended March 31, 2020 were due to tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, certain tax positions taken in various jurisdictions that do not meet a more likely than not standard and significant non-deductible expenses.

Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure. We define Adjusted EBITDA as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) stock-based compensation, (vi) legal settlements, (vii) contingent consideration, (viii) acquisition and related expenses, (ix) expense under our long-term compensation plans, (x) M&A-related retention payments, and (xi) certain other items, including impairments. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by revenues.

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

	Three months ended March 31,
(in millions)	2021	2020
Net income	$35.7	$35.8
Provision for income taxes	18.9	19.1
Interest expense and other, net	75.7	58.3
Depreciation and amortization	33.2	27.2
EBITDA	163.5	140.4
Stock-based compensation(1)	24.3	—
Acquisition and related expenses(2)	35.7	29.4
Long-term cash compensation(3)	29.8	11.0
M&A related retention payments(4)	3.1	4.9
Other one-time items	1.6	0.4
Adjusted EBITDA	$258.0	$186.1
Net income margin	5.6%	6.7%
Adjusted EBITDA margin	40.4%	34.8%

(1)    Amounts for the three months ended March 31, 2021 include stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the three months ended March 31, 2021 primarily relate to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021. Amounts for the three months ended March 31, 2020 include (i) contingent consideration expense with respect to our acquisitions of Seriously and Supertreat, and (ii) third-party fees for actual or planned acquisitions, including related legal, consulting and other expenditures.
(3)    Includes expenses recognized for grants of annual cash awards to employees pursuant to our Retention Plans, which awards are incremental to salary and bonus payments, and which plans expire in 2024. For more information, see Note 12 of our consolidated financial statements included in this document.
(4)    Includes retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. For more information, see Note 12 of our consolidated financial statements included in this document.

Liquidity and Capital Resources

Capital Spending

We incur capital expenditures in the normal course of business and performs ongoing enhancements and updates to our social and mobile games to maintain our quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities. We may also pursue acquisition opportunities for additional businesses or social or mobile games that meet our strategic and return on investment criteria. Capital needs for investment opportunities are evaluated on an individual opportunity basis and may require significant capital commitments.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term bank deposits, and borrowings pursuant to the Credit Agreement. Our cash and cash equivalents totaled $963.8 million and $520.1 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, we had $600 million and $350 million in additional borrowing capacity pursuant to our Revolving Credit Facility (as defined below), respectively. Payments of short-term debt obligations and other commitments are expected to be made from cash on hand and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or additional term loans or issuances of equity.

Our restricted cash totaled $2.6 million at March 31, 2021 and $3.5 million at December 31, 2020. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, restricted cash, borrowing capacity under our Revolving Credit Facility and our cash flows from operations will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures.

Cash Flows

The following tables present a summary of our cash flows for the periods indicated:

	Three months ended March 31,
(in millions)	2021	2020
Net cash flows used in operating activities	$(56.4)	$(48.0)
Net cash flows used in investing activities	(71.9)	(23.3)
Net cash flows provided by (used in) financing activities	577.0	(64.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.9)	1.2
Net change in cash, cash equivalents and restricted cash	$442.8	$(134.7)

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2021 was $56.4 million when compared with $48.0 million for the same period of 2020. Net cash flows used by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, with changes in working capital impacted by the payment of annual and incentive bonuses, the payment of our prior-year legal settlement, and payment of long-term cash compensation during the first quarter, combined with other normal working-capital timing differences.

Investing Activities

Net cash flow used in investing activities for the three months ended March 31, 2021 was $71.9 million when compared with $23.3 million for the same period of 2020. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets. In addition, cash outflows for the three months ended March 31, 2021 includes $50 million for amounts placed into short-term bank deposits.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2021 was $577.0 million, compared to cash flows used by financing activities of $64.6 million for the same period of 2020. Financing activity cash flows for the three months ended March 31, 2021 primarily relate to the Company’s initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan (as defined below) in March 2021. Financing activity cash flows for the three months ended March 31, 2020 primarily relate to repayments on the Company’s bank borrowings.

Capital Resources

On December 10, 2019, we entered into $2,750 million of senior secured credit facilities (the “Credit Facilities”), consisting of a $250 million revolving credit facility (the “Revolving Credit Facility”), and a $2,500 million first lien term loan (the “Old Term Loan”). The Credit Facilities were provided pursuant to the Credit Agreement, dated as of December 10, 2019, by and among Playtika, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent (in such capacity, the "Administrative Agent") and collateral agent (in such capacity, the "Collateral Agent"). Proceeds borrowed under the Credit Facilities on the closing date were used to pay off the outstanding balance on our prior debt facility. On June 15, 2020, we increased the capacity of the Revolving Credit Facility to $350 million. On January 15, 2021, we increased the borrowing capacity of the Revolving Credit Facility from $350 million to $550 million.
On March 11, 2021, amended the Credit Agreement pursuant to an Incremental Assumption Agreement No. 3 and Second Amendment to Credit Agreement (the “Second Amendment”).

The Second Amendment, among other things, effected a refinancing of Old Term Loan with a new $1.9 billion senior secured first lien term loan borrowed under the Credit Agreement (the “New Term Loan”), increased the Revolving Credit Facility to $600 million and extended the maturity of the Revolving Credit Facility to March 11, 2026. The New Term Loan matures on March 11, 2028 and requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the New Term Loan, with the balance due at maturity.

Also on March 11, 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (the “Notes”). The Notes mature on March 15, 2029. Interest on the Notes will accrue at a rate of 4.250% per annum. Interest on the Notes will be payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.
Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 6. Debt to the accompanying consolidated financial statements.

COVID-19

The global pandemic associated with COVID-19 has caused major disruption to all aspects of the global economy and daily life in recent months, particularly as quarantine and stay-at-home orders have been imposed by all levels of government. We have followed guidance by the United States, Israeli and other applicable foreign and local governments to protect our employees and operations during the pandemic and have implemented a remote environment for our business. We cannot predict the potential impacts of the COVID-19 pandemic on our business or operations, but we continuously monitor performance and other industry reports to assess the risk of future negative impacts as the disruptions of the COVID-19 pandemic continue to evolve.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, and foreign currency risk as follows:

Interest Rate Risk

Our exposures to market risk for changes in interest rates relate primarily to our Term Loan and our Revolving Credit Facility. The Term Loan and our Revolving Credit Facility are floating rate facilities. Therefore, fluctuations in interest rates will impact the amount of interest expense we incur and have to pay.

In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce our counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026.

We had borrowings outstanding under our Term Loan with book values of $1,854.1 million and $2,314.4 million at March 31, 2021 and December 31, 2020, respectively, which were subject to a weighted average interest rate of 2.860% and 7.207% for the quarter ended March 31, 2021 and the year ended December 31, 2020, respectively. There were no borrowings against our Revolving Credit Facility at March 31, 2021 or December 31, 2020.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility, based upon the face value of such instruments and after consideration of the Company’s interest rate swap agreements, would increase our interest expense by $14.0 million over a twelve-month period.

We do not purchase or hold any derivative financial instruments for trading purposes.

Investment Risk

We had cash and cash equivalents including restricted cash and cash equivalents totaling $966.4 million and $523.6 million as of March 31, 2021 and December 31, 2020, respectively. We also had short-term bank deposits of $50.0 million as of March 31, 2021. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term deposits primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.

Foreign Currency Risk
Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in Israeli Shekels, or ILS. We also have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, including the Australian Dollar, Canadian Dollar, British Pound, Euro, and Israeli Shekel. Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

In the first quarter of 2021, we entered into multiple such forward contracts for an aggregate purchase of 174.1 million ILS, all which mature during the remaining months of 2021.

Item 4.        CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

During the quarter ended March 31, 2021, the Company completed the implementation of an equity-based compensation administration platform within which the Company will determine its stock-based compensation expense and the associated footnote disclosures.

Part II.        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.        EXHIBITS

Exhibits	Description
4.1
Indenture, dated March 11, 2021, among Playtika Holding Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2021)

4.2	Form of 4.250% Senior Notes due 2029 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2021)
10.1
Incremental Assumption Agreement No. 3 and Second Amendment to Credit Agreement, dated as of March 11, 2021, among Playtika Holding Corp., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PLAYTIKA HOLDING CORP.
Registrant

By:	/s/ Robert Antokol
Robert Antokol
Chief Executive Officer and Chairperson of the Board

By:	/s/ Craig Abrahams
Craig Abrahams
President and Chief Financial Officer
Dated as of May 11, 2021