Form 10-Q
period 2021-06-30
Playtika Holding Corp.
filed 2021-08-06
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 409,634,218 shares of common stock, $0.01 par value per share, outstanding.

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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,179.7	$520.1
Short-term bank deposits	50.0	—
Restricted cash	2.7	3.5
Accounts receivable	169.5	129.3
Prepaid expenses and other current assets	112.1	101.6
Total current assets	1,514.0	754.5
Property and equipment, net	98.1	98.5
Operating lease right-of-use assets	84.5	73.4
Intangible assets other than goodwill, net	309.7	327.7
Goodwill	481.0	484.8
Deferred tax assets, net	27.6	28.5
Other non-current assets	4.5	8.8
Total assets	$2,519.4	$1,776.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.3	$104.6
Accounts payable	42.9	34.6
Operating lease liabilities, current	18.1	16.4
Accrued expenses and other current liabilities	455.8	484.8
Total current liabilities	529.1	640.4
Long-term debt	2,428.5	2,209.8
Employee related benefits	21.8	16.1
Operating lease liabilities, long-term	74.6	67.0
Deferred tax liabilities	74.5	86.4
Total liabilities	3,128.5	3,019.7
Commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Common stock of US $0.01 par value; 1,600.0 shares authorized and 409.6 issued and outstanding at June 30, 2021; 400.0 shares authorized and 391.1 shares issued and outstanding at December 31, 2020(1)	4.1	3.9
Additional paid-in capital	979.6	462.3
Accumulated other comprehensive income	7.9	16.7
Accumulated deficit	(1,600.7)	(1,726.4)
Total stockholders' deficit	(609.1)	(1,243.5)
Total liabilities and stockholders’ deficit	$2,519.4	$1,776.2
_________
(1)    Prior period results have been adjusted to reflect the 400-for-1 stock split effected in January 2021. See Note 7, Equity Transactions and Stock Incentive Plan, for details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues	$659.2	$650.5	$1,298.1	$1,184.7
Costs and expenses
Cost of revenue	183.9	192.6	366.9	358.5
Research and development	91.8	65.8	177.0	126.6
Sales and marketing	146.5	125.8	286.6	251.1
General and administrative	71.6	338.3	171.9	407.3
Total costs and expenses	493.8	722.5	1,002.4	1,143.5
Income (loss) from operations	165.4	(72.0)	295.7	41.2
Interest expense and other, net	24.0	46.0	99.7	104.3
Income (loss) before income taxes	141.4	(118.0)	196.0	(63.1)
Provision for income taxes	51.4	21.6	70.3	40.7
Net income (loss)	90.0	(139.6)	125.7	(103.8)
Other comprehensive income (loss)
Foreign currency translation	2.8	2.3	(7.1)	—
Change in fair value of derivatives	(1.6)	—	(1.7)	—
Total other comprehensive income (loss)	1.2	2.3	(8.8)	—
Comprehensive income (loss)	$91.2	$(137.3)	$116.9	$(103.8)

Net income (loss) per share attributable to common stockholders, basic	$0.22	$(0.37)	$0.31	$(0.27)
Net income (loss) per share attributable to common stockholders, diluted	$0.22	$(0.37)	$0.31	$(0.27)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	409.6	378.6	408.1	378.3
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	411.7	378.6	410.6	378.3
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2021	391.1	$3.9	$462.3	$16.7	$(1,726.4)	$(1,243.5)
Net income	—	—	—	—	35.7	35.7
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	467.5	—	—	467.7
Stock-based compensation	—	—	24.3	—	—	24.3
Issuance of shares upon vesting of RSUs	*	*	—	—	—	*
Other comprehensive loss	—	—	—	(10.0)	—	(10.0)
Balances at March 31, 2021	409.6	$4.1	$954.1	$6.7	$(1,690.7)	$(725.8)
Net income	—	—	—	—	90.0	90.0
Stock-based compensation	—	—	25.5	—	—	25.5
Issuance of shares upon vesting of RSUs	*	*	—	—	—	*
Other comprehensive income	—	—	—	1.2	—	1.2
Balances at June 30, 2021	409.6	$4.1	$979.6	$7.9	$(1,600.7)	$(609.1)

	Share capital(1)
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2020	378.0	$3.8	$202.1	$(2.9)	$(1,818.5)	$(1,615.5)
Net income	—	—	—	—	35.8	35.8
Other comprehensive loss	—	—	—	(2.3)	—	(2.3)
Balances at March 31, 2020	378.0	$3.8	$202.1	$(5.2)	$(1,782.7)	$(1,582.0)
Net loss	—	—	—	—	(139.6)	(139.6)
Share-based compensation	—	—	260.3	—	—	260.3
Issuance of shares upon vesting of RSUs	13.1	0.1	(0.1)	—	—	—
Shares held for tax withholdings	—	—	(15.7)	—	—	(15.7)
Other comprehensive income	—	—	—	2.3	—	2.3
Balances at June 30, 2020	391.1	$3.9	$446.6	$(2.9)	$(1,922.3)	$(1,474.7)
________
(1)    Prior period results have been adjusted to reflect the 400-for-1 stock split effected in January 2021. See Note 7, Equity Transactions and Stock Incentive Plan, for details.

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$125.7	$(103.8)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	20.5	17.0
Amortization of intangible assets	46.0	39.7
Stock-based compensation	49.8	260.3
Amortization of loan discount	27.7	7.4
Change in deferred tax, net	(10.0)	(6.4)
Loss from foreign currency	1.2	—
Non-cash lease expenses	(1.8)	1.1
Capital gain from sale of investment	(1.2)	—
Changes in operating assets and liabilities:
Accounts receivable	(41.2)	(61.6)
Prepaid expenses and other current assets	(8.4)	10.8
Accounts payable	8.5	(22.3)
Accrued expenses and other current liabilities	(26.9)	40.9
Net cash provided by operating activities	189.9	183.1
Cash flows from investing activities
Purchase of property and equipment	(20.2)	(24.5)
Capitalization of internal use software costs	(23.9)	(4.4)
Purchase of intangible assets	(6.6)	(12.8)
Short-term bank deposits	(50.0)	—
Other investing activities	2.1	—
Net cash used in investing activities	(98.6)	(41.7)
Cash flows from financing activities
Proceeds from bank borrowings, net	887.7	—
Repayments on bank borrowings	(955.8)	—
Proceeds from issuance of unsecured notes	178.9	—
Proceeds from issuance of common stock, net	470.4	—
Payment of debt issuance costs	(10.5)	—
Borrowings under revolving credit facility	—	250.0
Repayment of term loan and revolving credit facility	—	(345.8)
Payment of tax withholdings on stock-based payments	—	(15.7)
Net cash out flow for business acquisitions and other	—	(1.3)
Net cash provided by (used in) financing activities	570.7	(112.8)
Effect of exchange rate changes on cash and cash equivalents	(3.2)	(0.1)
Net change in cash, cash equivalents and restricted cash	658.8	28.5
Cash, cash equivalents and restricted cash at the beginning of the period	523.6	272.0
Cash, cash equivalents and restricted cash at the end of the period	$1,182.4	$300.5

	Six months ended June 30,
	2021	2020
Supplemental cash flow disclosures
Cash paid for income taxes	$45.0	$58.4
Cash paid for interest	$50.1	$94.8
Non-cash financing and investing activities
Lease asset additions	$25.9	$12.8
Accrued debt issuance costs	$1.6	$—
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2020 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's financial statements for the year ended December 31, 2020.

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

Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term bank deposits, restricted cash, accounts receivable and derivative contracts. A significant percentage of the Company’s cash is maintained with three financial institutions with high credit standings. The Company performs periodic evaluations of the relative credit standing of these institutions.

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

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable as of the dates indicated:

	June 30, 2021	December 31, 2020
Apple	54%	38%
Google	27%	35%
Facebook	7%	11%

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Cash equivalents include investments in money market funds that can be redeemed immediately at the current net asset value per share.

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

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients. See Note 7, Equity Transactions and Stock Incentive Plan, for additional discussion.

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention Plan, eligible employees may be granted retention awards that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA as described further in Note 12, Appreciation and Retention Plan.

The value of each unit has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned.

Derivative Instruments
The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the portion of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under ASC 815. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation on the one-month LIBOR rate associated with its variable rate debt. Interest rate swap is designated as a cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount.

The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively. The Company performed a regression analysis at inception of the hedging relationship and at period end in which it compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on 30 observations that are based on historical swap rates. Based on the regression results, the Company believes that, at inception and at period end, the hedging instrument is expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, the Company will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

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

Net income (loss) per share

For all periods, basic net income (loss) per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income (loss) per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a loss, diluted shares are not considered because of their anti-dilutive effect.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company continues to evaluate the potential impacts of ASU 2020-04 and may apply other elections as applicable as additional changes in the market occur.

NOTE 2.    GOODWILL

Changes in goodwill for the six months ended June 30, 2021 were as follows (in millions):

Six months ended June 30, 2021
Balance at beginning of period	$484.8
Goodwill acquired during the year	—
Foreign currency translation adjustments	(3.8)
Balance at end of period	$481.0

NOTE 3.    INTANGIBLE ASSETS OTHER THAN GOODWILL, NET

The carrying amounts and accumulated amortization expenses of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at June 30, 2021 and December 31, 2020, were as follows (in millions):

	June 30, 2021
	Weighted average remaining useful life (in years)	Balance	December 31, 2020
Historical cost basis
Developed games and acquired technology	5.2	$486.4	$481.5
Trademarks and user base	—	19.1	19.1
Internal use software	2.8	85.3	61.5
		590.8	562.1
Accumulated amortization
Developed games and acquired technology		(242.9)	(206.2)
Trademarks and user base		(19.0)	(19.0)
Internal use software		(19.2)	(9.2)
		(281.1)	(234.4)
Intangible assets other than goodwill, net		$309.7	$327.7

During the three months ended June 30, 2021 and 2020, the Company recorded amortization expense in the amounts of $22.7 million and $20.7 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded amortization expense in the amounts of $46.0 million and $39.7 million, respectively.

As of June 30, 2021, the total expected future amortization related to intangible assets was as follows (in millions):

Amortization to be included in cost of revenue
Remaining 2021	$45.4
2022	73.2
2023	63.3
2024	43.2
2025 and thereafter	84.6
Total	$309.7

NOTE 4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2021 and December 31, 2020 were as follows (in millions):

	June 30, 2021	December 31, 2020
Tax accruals	$167.2	$130.5
Employees and related expenses	137.5	173.8
Accrued expenses	128.6	121.6
Deferred revenues	22.5	21.3
Accrued litigation	—	37.6
Total accrued expenses and other current liabilities	$455.8	$484.8

NOTE 5.    LEASES

The facilities of the Company are leased under various operating lease agreements, which expire on various dates, the latest of which is April 2031.

The Company's leases include office real estate and data center leases for its facilities worldwide, which are all classified as operating leases, and which expire on various dates, the latest of which is April 2031. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index (“CPI”). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Certain leases include renewal options that are reasonably certain to be exercised.

Supplemental balance sheet information related to leases is as follows (in millions):

June 30, 2021
Operating lease right-of-use assets, gross	$119.2
Accumulated amortization	(34.7)
Operating lease right-of-use assets, net	$84.5

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

June 30, 2021
Weighted average remaining lease term (years)	6.1
Weighted average discount rates	3.8%

Total operating lease cost was and $6.0 million and $3.9 million during the three months ended June 30, 2021 and 2020, respectively and $10.6 million and $7.6 million during the six months ended June 30, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $5.4 million and $3.0 million during the three months ended June 30, 2021 and 2020, respectively and $10.5 million and $6.4 million during the six months ended June 30, 2021 and 2020, respectively.

Maturities of lease liabilities are as follows as of June 30, 2021 (in millions):

Remaining 2021	$10.9
2022	21.0
2023	18.6
2024	16.5
2025 and thereafter	34.4
Total undiscounted cash flows	101.4
Less: imputed interest	(8.7)
Present value of lease liabilities	$92.7

NOTE 6.    DEBT

	June 30, 2021				December 31, 2020
	Maturity	Interest rate(s)	Book value	Face value	Book value
			(in millions)
Term Loan	2028	2.843%	$1,850.1	$1,895.3	$2,314.4
Senior Notes	2029	4.250%	590.7	600.0	—
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,440.8	2,495.3	2,314.4
Less: Current portion of long-term debt			(12.3)	(19.0)	(104.6)
Long-term debt			$2,428.5	$2,476.3	$2,209.8

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $54.5 million at June 30, 2021 and deferred financing costs of $60.6 million at December 31, 2020, respectively.

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

Interest and Fees

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) LIBOR determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin is (x) with respect to the New Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, subject to one 0.25% step-down based on the Company’s credit ratings and (y) in the case of the Revolving Credit Facility, a range from 2.25% to 3.00% per annum in the case of any LIBOR loan and a range from 1.25% to 2.00% per annum in the case of any base rate loan, based on the Company’s net senior secured leverage ratio.

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

The Credit Agreement contains permits voluntary prepayments and requires mandatory prepayments in certain events including, among others, 50% (subject to step-downs to 25% and 0% based upon the Company’s net total secured leverage ratio) of the Company's excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary assets sale transactions (subject to reinvestment rights), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement).

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

The Credit Agreement requires that the Company and the guarantors (a) generate at least 80.0% of the EBITDA of the Company and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all "Material Intellectual Property" (defined as any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of the EBITDA of the Company and its restricted subsidiaries for the then most recently ended four fiscal quarters) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If the Company and the guarantors do not satisfy such requirement, then the Company must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. As of June 30, 2021, the Company was in compliance with these requirements.

Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At June 30, 2021, the Company’s first-priority net senior secured leverage ratio was 0.75 to 1.0.

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

Redemption

The Company may redeem the Notes at any time prior to March 15, 2024, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole premium.

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

Scheduled Principal Payments of Long-Term Debt

The scheduled principal payments due on long-term debt are as follows (in millions):

Amount
Remaining 2021	$9.5
2022	19.0
2023	19.0
2024	19.0
2025 and thereafter	2,428.8
Total	$2,495.3

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

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 42,190,299 shares as of June 30, 2021. As of June 30, 2021, a total of 2,749,972 shares of the Company’s common stock remained available for grants of awards under the Plan.

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

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2021:

		Weighted	Weighted
	Stock	Average	Average	Intrinsic
	Options	Remaining	Exercise	Value
	Outstanding	Term (in years)	Price	(in millions)
Outstanding at January 1, 2021	8,000,000	9.5	$18.71
Granted	8,006,297		$27.00
Exercised	—
Cancelled	(369,084)		$27.00
Expired	—
Outstanding at June 30, 2021	15,637,213	9.3	$22.76	$41.0
Exercisable at June 30, 2021	2,000,000	9.0	$18.71	$10.3

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

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2021:

		Weighted	Total Fair
		Average	Value of
		Grant Date	Shares Vested
	Shares	Fair Value	(in millions)
Outstanding at January 1, 2021	5,944,800	$21.04
Granted	4,989,820	$31.70
Vested	(48,518)	$23.90	$1.3
Cancelled	(198,706)	$31.62
Outstanding at June 30, 2021	10,687,396	$25.81

Stock-Based Compensation

The following table summarizes stock-based compensation costs by award type (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options	$8.9	$0.2	$17.4	$0.2
RSUs	16.6	260.1	32.4	260.1
Total stock-based compensation costs	$25.5	$260.3	$49.8	$260.3

The following table summarizes stock-based compensation costs as reported on the Company’s consolidated statement of comprehensive income (loss) (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development expenses	$7.0	$—	$13.5	$—
Sales and marketing expenses	3.2	—	6.0	—
General and administrative expenses	15.3	260.3	30.3	260.3
Total stock-based compensation costs	$25.5	$260.3	$49.8	$260.3

As of June 30, 2021, the Company’s unrecognized stock-based compensation expenses related to stock options was approximately $120.6 million, which are expected to be recognized over a period of 3.31 years. As of June 30, 2021, the Company’s unrecognized stock-based compensation expenses related to unvested restricted stock units was approximately $237.6 million, which are expected to be recognized over a period of 3.52 years.

NOTE 8.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. The aggregate fair value of the Company’s interest rate swap agreements was a liability of $2.5 million as of June 30, 2021 and was recorded between accrued expenses and other current liabilities and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

The Company has also entered into multiple forward contracts for the future purchase of ILS. At June 30, 2021, the Company had forward contracts outstanding for an aggregate purchase of 130.6 million ILS, all which mature within the following 12 months. The aggregate fair value of the Company’s forward contracts was $0.3 million as of June 30, 2021 and was recorded in accrued expenses and other current liabilities and other non-current assets in the accompanying consolidated balance sheets.

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

The first two levels in the hierarchy are considered observable inputs and the last is considered unobservable. The carrying value of accounts receivable and payables and the Company's cash and cash equivalents, short-term bank deposits and restricted cash, approximates fair value due to the short time to expected payment or receipt of cash.

The following table summarizes the fair value measurement of the Company’s long-term debt at June 30, 2021 (in millions):

	June 30, 2021
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,895.3	$1,883.4	Level 2
Senior Notes	600.0	597.8	Level 2
Total debt	$2,495.3	$2,481.2

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2021 (in millions):

	Pricing	Fair Value at
	Category	June 30, 2021
Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$1.5
Derivative instruments - FX forward contracts	Level 2	0.4

Accrued expenses and other current liabilities:
Derivative instruments - interest rate swaps	Level 2	$4.0
Derivative instruments - FX forward contracts	Level 2	0.1

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

NOTE 10.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. As of June 30, 2021, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate.

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

On October 26, 2020, a patent infringement claim was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The Plaintiff alleged that the defendants are infringing certain patents in the field of communication and the transferring of images between the gaming server and the end device on certain of its social casino games. The Plaintiff is seeking monetary damages. On April 7, 2021, following the Company’s preliminary motions for dismissal and stay, the Company’s motion for stay was approved by the court pending ruling on motions to dismiss. On July 7, 2021, the Court issued an order finding each of the Plaintiff’s asserted patents invalid as failing to comply with certain legal requirements and dismissing the lawsuit as to all parties. The Plaintiff has filed an intent to appeal. Playtika Holding Corp. and Playtika Ltd. intend to defend the case vigorously if the Plaintiff appeals the ruling.

NOTE 11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide information about disaggregated revenue by geographic location of the Company’s players and by type of platform (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Geographic location
USA	$468.7	$470.4	$923.4	$845.8
EMEA	94.8	85.3	186.5	166.0
APAC	49.7	51.7	99.6	93.1
Other	46.0	43.1	88.6	79.8
Total	$659.2	$650.5	$1,298.1	$1,184.7

Platform type
Mobile	$525.6	$522.4	$1,038.8	$952.1
Web	133.6	128.1	259.3	232.6
Total	$659.2	$650.5	$1,298.1	$1,184.7

Revenues through third-party platforms and through the Company’s own proprietary platforms were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Third-party platforms	$524.7	$566.2	$1,047.7	$1,039.2
Internal proprietary platforms	134.5	84.3	250.4	145.5
Total	$659.2	$650.5	$1,298.1	$1,184.7
Contract balances

Payments from players for virtual items are collected by platform providers or payment processors and remitted to the Company (net of the platform or clearing fees) generally within 45 days after the player transaction. The Company’s right to receive the payments collected by the platform providers or payment processors is recorded as an accounts receivable as the right to receive payment is unconditional. Deferred revenues, which represent a contract liability, represent mostly unrecognized fees billed for virtual items which have not yet been consumed at the balance sheet date. Platform fees paid to platform providers or payment processors and associated with deferred revenues represent a contract asset.

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	June 30, 2021	December 31, 2020
Accounts receivable	$169.5	$129.3
Contract assets (1)	6.0	5.8
Contract liabilities (2)	22.5	21.3
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the six months ended June 30, 2021, the Company recognized the all of its contract liabilities balance as of December 31, 2020.

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

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $30.2 million and $21.2 million during the three months ended June 30, 2021 and 2020, respectively, and $60.0 million and $32.2 million during the six months ended June 30, 2021 and 2020, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $3.7 million and $4.6 million during the three months ended June 30, 2021 and 2020, respectively, and $6.8 million and $9.5 million during the six months ended June 30, 2021 and 2020, respectively.

NOTE 13.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest expense	$23.1	$48.4	$101.1	$101.8
Interest income	(0.1)	(0.2)	(0.3)	(0.3)
Foreign currency exchange, net	0.6	(2.5)	(0.2)	2.4
Other	0.4	0.3	(0.9)	0.4
Total interest expense and other, net	$24.0	$46.0	$99.7	$104.3

NOTE 14.    INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
(in millions, except tax rate)	2021	2020	2021	2020
Income before income taxes	$141.4	$(118.0)	$196.0	$(63.1)
Provision for income taxes	$51.4	$21.6	$70.3	$40.7
Effective tax rate	36.4%	(18.3)%	35.9%	(64.5)%

The effective income tax rate for the three months ended June 30, 2021 was 36.4% compared to (18.3)% for the three months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was 35.9% compared to (64.5)% for the six months ended June 30, 2020. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and six months ended June 30, 2021 include tax positions that do not meet the more likely than not standard, the impact of repatriation of the undistributed earnings of certain foreign subsidiaries and tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and six months ended June 30, 2020 were tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions and significant non-deductible stock-based compensation expense for certain restricted stock units granted during the period.

The Company continues to monitor tax implications resulting from new legislation passed in response to the COVID-19 pandemic in the federal, state and foreign jurisdictions where it has an income tax expense. The impact of COVID-19 pandemic related tax-measures recently enacted were not material for the three and six months ended June 30, 2021.

NOTE 15.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows a summary of changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2021:

	Foreign Currency Translation	Interest Rate Swaps	Forward Contracts	Total
Balance as of January 1, 2021	$16.7	$—	$—	$16.7
Other comprehensive income (loss) before reclassifications	(9.9)	0.7	(1.1)	(10.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.3	0.3
Balance as of March 31, 2021	6.8	0.7	(0.8)	6.7
Other comprehensive income (loss) before reclassifications	2.8	(3.2)	1.1	0.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	—	0.5
Balance as of June 30, 2021	$9.6	$(2.0)	$0.3	$7.9

NOTE 16.     NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$90.0	$(139.6)	$125.7	$(103.8)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	409.6	378.6	408.1	378.3
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	411.7	378.6	410.6	378.3
Net income (loss) per share, basic	$0.22	$(0.37)	$0.31	$(0.27)
Net income (loss) per share, diluted	$0.22	$(0.37)	$0.31	$(0.27)

The following outstanding employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2021	2020
Stock options	7,637,213	8,000,000
RSUs	4,761,896	90,000
Total	12,399,109	8,090,000

NOTE 17.    SUBSEQUENT EVENTS

The Company performed a review for subsequent events through the date of these financial statements and noted no other material items for disclosure.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage our users. We have built best-in-class live game operations services and a proprietary technology platform to support our portfolio of games which enable us to drive strong user engagement and monetization. Our games are free-to-play, and we are experts in providing novel, curated in-game content and offers to our users, at optimal points in their game journeys. We own some of the most iconic free-to-play mobile games in the world, many of which are the #1 games in their respective genres, based on total in-app purchases on iOS App Store and Google Play Store for the six months ended June 30, 2021 worldwide, according to App Annie. Our players love our games because they are fun, creative, engaging, and kept fresh through a steady release of new features that are customized for different player segments.

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

Research and development

Research and development consists of salaries, bonuses, benefits, other compensation, including stock-based compensation, and allocated overhead, related to engineering, research, and development. In addition, research and development expenses include depreciation and amortization expenses associated with assets associated with our research and development efforts. We expect research and development expenses will increase in absolute dollars as our business expands and as we increase our personnel headcount to support the expected growth in our technical development and operating activities.

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

Interest expense and other, net

Interest expense is primarily related to borrowings under our Credit Agreement dated as of December 10, 2019 (the "Credit Agreement"). We amended our Credit Agreement in March 2021, including amending the interest rates thereunder. Our interest expense includes amortization of deferred financing costs and is offset by interest income earned on the investment of excess cash and cash equivalents and short-term bank deposits. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates.

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except percentages, Average DPUs and ARPDAU)	2021	2020	2021	2020
Revenues	$659.2	$650.5	$1,298.1	$1,184.7
Total cost and expenses	493.8	722.5	1,002.4	1,143.5
Operating income (loss)	165.4	(72.0)	295.7	41.2
Adjusted EBITDA	264.4	283.2	522.4	469.4

Non-financial performance metrics
Average DAUs	10.4	11.8	10.4	11.7
Average DPUs (in thousands)	300	315	298	293
Average Daily Payer Conversion	2.9%	2.7%	2.9%	2.5%
ARPDAU	$0.70	$0.61	$0.69	$0.56
Average MAUs	36.1	36.1	33.7	36.6

Comparison of the three and six months ended June 30, 2021 versus the three and six months ended June 30, 2020

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(in millions)	(Unaudited)
Revenues	$659.2	$650.5	$1,298.1	$1,184.7
Cost of revenue	$183.9	$192.6	$366.9	$358.5
Research and development	91.8	65.8	177.0	126.6
Sales and marketing	146.5	125.8	286.6	251.1
General and administrative	71.6	338.3	171.9	407.3
Total costs and expenses	$493.8	$722.5	$1,002.4	$1,143.5

Revenues

Revenues for the three months ended June 30, 2021 increased by $8.7 million when compared with the same period of 2020. Revenues for the six months ended June 30, 2021 increased by $113.4 million when compared with the same period of 2020. The increase in revenues was primarily due to our ongoing improvements to monetization, new content and product features, and increased engagement across our broader portfolio of games.

Cost of revenue

Cost of revenue for the three month ended June 30, 2021 decreased by $8.7 million when compared with the same period of 2020, primarily as a result of a larger percentage of our revenues being derived through our proprietary platforms where we pay lower fees to facilitate the revenue transactions.

Cost of revenue for the six months ended June 30, 2021 increased by $8.4 million when compared with the same period of 2020. The increase in cost of revenue was primarily due to increased platform fees associated with increased revenues and increased amortization expense for recently capitalized software development costs, both of which were partially offset by the reduced platform fees associated with a higher percentage of our revenues being derived through our proprietary platforms.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2021 increased by $26.0 million and $50.4 million, respectively, when compared with the same periods of 2020. The formula for determining the payment amounts under the 2017-2020 retention plan resulted in expense under that plan being recognized on an accelerated basis, with higher expense recognized in the earlier years of the plan. Based upon a change to the structure of how award payments are determined within the terms of the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) as compared to the 2017-2020 plan, expense under the current plan is required to be recognized ratably over the term of the plan. As a result, when comparing the three and six month periods ended June 30, 2021 with the same periods of 2020, long-term compensation expense under the respective retention plan included within research and development expenses has increased by approximately $1.5 million and $3.1 million, respectively. In addition, the introduction of stock-based compensation plans has resulted in approximately $7.0 million and $13.5 million, respectively, in additional research and development expense for the three and six month periods ended June 30, 2021 when compared to the same periods of 2020. The remaining increase in research and development expenses was primarily due to increased headcount and payroll costs, partially offset by a reduction in our third-party hosting costs.

Sales and marketing expenses

Sales and marketing expenses for the three and six months ended June 30, 2021 increased by $20.7 million and $35.5 million, respectively, when compared with the same period of 2020. As discussed above, the accelerated recognition of long-term compensation expense under the 2017-2020 retention plan as opposed to the ratable recognition of such expense under the 2021-2024 Retention Plan resulted in an increase in expense within sales and marketing expenses of approximately $2.8 million and $6.1 million, respectively, when comparing the three and six month periods ended June 30, 2021 with the prior year periods. In addition, our stock-based compensation plans resulted in approximately $3.2 million and $6.0 million, respectively, in additional sales and marketing expense for the three and six month periods ended June 30, 2021, when compared with the prior year periods. The remaining increases in sales and marketing expenses for both the three and six month periods ending June 30, 2021 were primarily due to increased headcount and payroll costs, and increased media buy expenses.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2021 decreased by $266.7 million and $235.4 million, respectively, when compared with the same period of 2020. General and Administrative expense includes $15.3 million and $30.3 million, respectively, of stock-based compensation expense for the three and six months ended June 30, 2021, as compared with $260.3 million and $260.3 million, respectively, for the comparable periods of 2020. Also included in general and administrative expenses for the three and six months ended June 30, 2020, with no comparable amounts for the same periods of 2021, are expenses associated with a legal settlement of approximately $37.6 million. Also included in general and administrative expenses for the six months ended June 30, 2020 are expenses for contingent consideration and merger and acquisition related activity of approximately $29.9 million, compared with $6.8 million for the six months ended June 30, 2021. Included in general and administrative expenses for the six months ended June 30, 2021, with no comparable amounts for the six months ended June 30, 2020, are bonus expenses of approximately $35.2 million paid as a result of the successful initial public offering of the Company’s stock in January 2021. Adjusting for these items, general and administrative expenses for the three and six months ended June 30, 2021 would have increased by $15.9 million and $20.1 million, respectively, when compared to the same periods of 2020. These increases were a result of an increase in long-term compensation expense under the retention plan, partially offset by other immaterial changes.

Other Factors Affecting Net Income

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(in millions)	(Unaudited)
Interest expense	$23.1	$48.4	$101.1	$101.8
Interest income	(0.1)	(0.2)	(0.3)	(0.3)
Foreign currency exchange, net	0.6	(2.5)	(0.2)	2.4
Other	0.4	0.3	(0.9)	0.4
Provision for income taxes	51.4	21.6	70.3	40.7
Interest expense

In March 2021, the Company refinanced its existing term loan with a combination of a new term loan and fixed-rate senior notes. The refinancing transaction was considered a debt-modification for accounting purposes. As a result, a portion of the original issue discount incurred when the original term loan was entered into has been carried over to the new term loan, and approximately $22.9 million of this original issue discount was written off as interest expense during the first quarter 2021. In addition, the Company recorded approximately $14.5 million in expense associated with the Refinancing Transaction. Prior to these one-time charges to interest expense, interest expense for the six months ended June 30, 2021 was lower than interest expense in the same period of 2020 due to lower interest rates.

Provision for income taxes

The effective income tax rate for the three months ended June 30, 2021 was 36.4% compared to (18.3)% for the three months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was 35.9% compared to (64.5)% for the six months ended June 30, 2020. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and six months ended June 30, 2021 include tax positions that do not meet the more likely than not standard, the impact of repatriation of the undistributed earnings of certain foreign subsidiaries and tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and six months ended June 30, 2020 were tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions and significant non-deductible stock-based compensation expense for certain restricted stock units granted during the period.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$90.0	$(139.6)	$125.7	$(103.8)
Provision for income taxes	51.4	21.6	70.3	40.7
Interest expense and other, net	24.0	46.0	99.7	104.3
Depreciation and amortization	33.3	29.5	66.5	56.7
EBITDA	198.7	(42.5)	362.2	97.9
Stock-based compensation(1)	25.5	260.3	49.8	260.3
Acquisition and related expenses(2)	6.3	0.4	42.0	29.9
Legal settlement(3)	—	37.6	—	37.6
Long-term cash compensation(4)	30.2	21.2	60.0	32.2
M&A related retention payments(5)	3.7	4.6	6.8	9.5
Other one-time items	—	1.6	1.6	2.0
Adjusted EBITDA	$264.4	$283.2	$522.4	$469.4
Net income (loss) margin	13.7%	(21.5)%	9.7%	(8.8)%
Adjusted EBITDA margin	40.1%	43.5%	40.2%	39.6%
_______
(1)    Reflects, for the three and six months ended June 30, 2021 and 2020, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the six months ended June 30, 2021 primarily relate to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021. Amounts for the three and six months ended June 30, 2020 include (i) contingent consideration expense with respect to our acquisitions of Seriously and Supertreat, and (ii) third-party fees for actual or planned acquisitions, including related legal, consulting and other expenditures.
(3)    Reflects a legal settlement expense of $37.6 million for the three and six months ended June 30, 2020.
(4)    Includes expenses recognized for grants of annual cash awards to employees pursuant to our Retention Plans, which awards are incremental to salary and bonus payments, and which plans expire in 2024. For more information, see Note 12, Appreciation and Retention Plan, of our consolidated financial statements included in this document.
(5)    Includes retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. For more information, see Note 12, Appreciation and Retention Plan, of our consolidated financial statements included in this document.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term bank deposits, and borrowings pursuant to the Credit Agreement. Our cash and cash equivalents and short-term bank deposits totaled $1,229.7 million and $520.1 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, we had $600 million and $350 million in additional borrowing capacity pursuant to our Revolving Credit Facility (as defined below), respectively. Payments of short-term debt obligations and other commitments are expected to be made from cash on hand and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or additional term loans or issuances of equity.

Our restricted cash totaled $2.7 million at June 30, 2021 and $3.5 million at December 31, 2020. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, short-term bank deposits, restricted cash, borrowing capacity under our Revolving Credit Facility and our cash flows from operations will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures.

Cash Flows

The following tables present a summary of our cash flows for the periods indicated:

	Six months ended June 30,
(in millions)	2021	2020
Net cash flows provided by operating activities	$189.9	$183.1
Net cash flows used in investing activities	(98.6)	(41.7)
Net cash flows provided by (used in) financing activities	570.7	(112.8)
Effect of foreign exchange rate changes on cash and cash equivalents	(3.2)	(0.1)
Net change in cash, cash equivalents and restricted cash	$658.8	$28.5

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2021 was $189.9 million when compared with $183.1 million for the same period of 2020. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, with changes in working capital impacted by the payment of annual and incentive bonuses, the payment of our prior-year legal settlement, and payment of long-term cash compensation during the first half of 2021, combined with other normal working-capital timing differences.

Investing Activities

Net cash flow used in investing activities for the six months ended June 30, 2021 was $98.6 million when compared with $41.7 million for the same period of 2020. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets. In addition, cash outflows for the six months ended June 30, 2021 includes $50 million for amounts placed into short-term bank deposits.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2021 was $570.7 million, compared to cash flows used in financing activities of $112.8 million for the same period of 2020. Financing activity cash flows for the six months ended June 30, 2021 primarily relate to the Company’s initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan (as defined below) in March 2021. Financing activity cash flows for the six months ended June 30, 2020 primarily relate to repayments on the Company’s bank borrowings.

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
Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 6, Debt, to the accompanying consolidated financial statements.

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

We had borrowings outstanding under our Term Loan with book values of $1,850.1 million and $2,314.4 million at June 30, 2021 and December 31, 2020, respectively, which were subject to a weighted average interest rate of 2.85% and 7.207% for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. There were no borrowings against our Revolving Credit Facility at June 30, 2021 or December 31, 2020.

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

Investment Risk

We had cash and cash equivalents including restricted cash and cash equivalents totaling $1,182.4 million and $523.6 million as of June 30, 2021 and December 31, 2020, respectively. We also had short-term bank deposits of $50.0 million as of June 30, 2021. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term deposits primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.

Foreign Currency Risk
Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in Israeli Shekels, or ILS. We also have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, including the Australian Dollar, Canadian Dollar, British Pound, Euro, and Romanian Leu. Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of June 30, 2021, we had forward contracts outstanding for an aggregate purchase of 130.6 million ILS, all which mature during the following 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

During the three months ended June 30, 2021, the Company completed the implementation of an enterprise management performance software the Company will use to facilitate consolidated financial reporting.

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
Dated as of August 6, 2021