Form 10-Q
period 2021-09-30
Playtika Holding Corp.
filed 2021-11-04
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 409,634,218 shares of common stock, $0.01 par value per share, outstanding.

PLAYTIKA HOLDING CORP.
FORM 10-Q

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our business strategy, plans and our objectives for future operations, are forward-looking statements. Further, statements that include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “present,” “preserve,” “project,” “pursue,” “will,” or “would,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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
•our inability to make acquisitions and integrate any acquired businesses successfully could limit our growth or disrupt our plans and operations;
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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$894.1	$520.1
Short-term bank deposits	100.1	—
Restricted cash	2.1	3.5
Accounts receivable	135.4	129.3
Prepaid expenses and other current assets	145.5	101.6
Total current assets	1,277.2	754.5
Property and equipment, net	98.6	98.5
Operating lease right-of-use assets	86.4	73.4
Intangible assets other than goodwill, net	437.7	327.7
Goodwill	794.1	484.8
Deferred tax assets, net	27.6	28.5
Other non-current assets	5.8	8.8
Total assets	$2,727.4	$1,776.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.3	$104.6
Accounts payable	36.6	34.6
Operating lease liabilities, current	18.8	16.4
Accrued expenses and other current liabilities	512.9	484.8
Total current liabilities	580.6	640.4
Long-term debt	2,425.8	2,209.8
Contingent consideration	32.2	—
Employee related benefits	23.3	16.1
Operating lease liabilities, long-term	75.6	67.0
Deferred tax liabilities	97.9	86.4
Total liabilities	3,235.4	3,019.7
Commitments and contingencies (Note 11)
Stockholders' equity (deficit)
Common stock of US $0.01 par value; 1,600.0 shares authorized and 409.6 issued and outstanding at September 30, 2021; 400.0 shares authorized and 391.1 shares issued and outstanding at December 31, 2020(1)	4.1	3.9
Additional paid-in capital	1,005.0	462.3
Accumulated other comprehensive income	3.1	16.7
Accumulated deficit	(1,520.2)	(1,726.4)
Total stockholders' deficit	(508.0)	(1,243.5)
Total liabilities and stockholders’ deficit	$2,727.4	$1,776.2
_________
(1)    Prior period results have been adjusted to reflect the 400-for-1 stock split effected in January 2021. See Note 8, Equity Transactions and Stock Incentive Plan, for details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues	$635.9	$613.3	$1,934.0	$1,798.0
Costs and expenses
Cost of revenue	179.2	180.2	546.1	538.7
Research and development	91.5	65.5	268.5	192.1
Sales and marketing	141.1	116.7	427.7	367.8
General and administrative	69.6	47.2	241.5	454.5
Total costs and expenses	481.4	409.6	1,483.8	1,553.1
Income from operations	154.5	203.7	450.2	244.9
Interest expense and other, net	24.9	44.8	124.6	149.1
Income before income taxes	129.6	158.9	325.6	95.8
Provision for income taxes	49.1	39.0	119.4	79.7
Net income	80.5	119.9	206.2	16.1
Other comprehensive income (loss)
Foreign currency translation	(5.6)	8.9	(12.7)	8.9
Change in fair value of derivatives	0.8	—	(0.9)	—
Total other comprehensive income (loss)	(4.8)	8.9	(13.6)	8.9
Comprehensive income	$75.7	$128.8	$192.6	$25.0

Net income per share attributable to common stockholders, basic	$0.20	$0.31	$0.50	$0.04
Net income per share attributable to common stockholders, diluted	$0.20	$0.31	$0.50	$0.04
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	409.6	391.1	408.6	382.6
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	411.6	391.1	410.9	382.6
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2021	391.1	$3.9	$462.3	$16.7	$(1,726.4)	$(1,243.5)
Net income	—	—	—	—	35.7	35.7
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	467.5	—	—	467.7
Stock-based compensation	—	—	24.3	—	—	24.3
Issuance of shares upon vesting of RSUs	*	*	—	—	—	*
Other comprehensive loss	—	—	—	(10.0)	—	(10.0)
Balances at March 31, 2021	409.6	4.1	954.1	6.7	(1,690.7)	(725.8)
Net income	—	—	—	—	90.0	90.0
Stock-based compensation	—	—	25.5	—	—	25.5
Issuance of shares upon vesting of RSUs	*	*	—	—	—	*
Other comprehensive income	—	—	—	1.2	—	1.2
Balances at June 30, 2021	409.6	4.1	979.6	7.9	(1,600.7)	(609.1)
Net income	—	—	—	—	80.5	80.5
Stock-based compensation	—	—	25.4	—	—	25.4
Other comprehensive loss	—	—	—	(4.8)	—	(4.8)
Balances at September 30, 2021	409.6	$4.1	$1,005.0	$3.1	$(1,520.2)	$(508.0)

	Share capital(1)
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2020	378.0	$3.8	$202.1	$(2.9)	$(1,818.5)	$(1,615.5)
Net income	—	—	—	—	35.8	35.8
Other comprehensive loss	—	—	—	(2.3)	—	(2.3)
Balances at March 31, 2020	378.0	$3.8	$202.1	$(5.2)	$(1,782.7)	$(1,582.0)
Net loss	—	—	—	—	(139.6)	(139.6)
Share-based compensation	—	—	260.3	—	—	260.3
Issuance of shares upon vesting of RSUs	13.1	0.1	(0.1)	—	—	—
Shares held for tax withholdings	—	—	(15.7)	—	—	(15.7)
Other comprehensive income	—	—	—	2.3	—	2.3
Balances at June 30, 2020	391.1	$3.9	$446.6	$(2.9)	$(1,922.3)	$(1,474.7)
Net income	—	—	—	—	119.9	119.9
Share-based compensation	—	—	4.5	—	—	4.5
Other comprehensive income	—	—	—	8.9	—	8.9
Balances at September 30, 2020	391.1	$3.9	$451.1	$6.0	$(1,802.4)	$(1,341.4)
________
(1)    Prior period results have been adjusted to reflect the 400-for-1 stock split effected in January 2021. See Note 8, Equity Transactions and Stock Incentive Plan, for details.

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$206.2	$16.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	31.4	26.7
Amortization of intangible assets	71.6	58.3
Stock-based compensation	72.8	264.8
Amortization of loan discount	29.7	11.5
Change in deferred tax, net	(14.7)	(4.4)
Loss from foreign currency	2.0	2.0
Non-cash lease expenses	(1.9)	1.4
Capital gain from sale of investment	(1.2)	—
Changes in operating assets and liabilities:
Accounts receivable	1.5	(46.4)
Prepaid expenses and other current assets	(41.7)	(0.4)
Accounts payable	(3.3)	(18.3)
Accrued expenses and other current liabilities	31.4	22.2
Net cash provided by operating activities	383.8	333.5
Cash flows from investing activities
Purchase of property and equipment	(31.5)	(41.7)
Capitalization of internal use software costs	(33.6)	(22.0)
Purchase of intangible assets	(8.7)	(6.3)
Short-term bank deposits	(100.0)	—
Payments for business combination, net of cash acquired	(397.7)	—
Other investing activities	2.1	—
Net cash used in investing activities	(569.4)	(70.0)
Cash flows from financing activities
Proceeds from bank borrowings, net	887.7	—
Repayments on bank borrowings	(960.5)	—
Proceeds from issuance of unsecured notes	178.9	—
Proceeds from issuance of common stock, net	470.4	—
Payment of debt issuance costs	(12.0)	—
Borrowings under revolving credit facility	—	250.0
Repayment of term loan and revolving credit facility	—	(377.1)
Payment of tax withholdings on stock-based payments	—	(15.7)
Payment of deferred offering costs	—	(0.6)
Net cash out flow for business acquisitions and other	—	(4.9)
Net cash provided by (used in) financing activities	564.5	(148.3)
Effect of exchange rate changes on cash and cash equivalents	(6.3)	(3.6)
Net change in cash, cash equivalents and restricted cash	372.6	111.6
Cash, cash equivalents and restricted cash at the beginning of the period	523.6	272.0
Cash, cash equivalents and restricted cash at the end of the period	$896.2	$383.6

	Nine months ended September 30,
	2021	2020
Supplemental cash flow disclosures
Cash paid for income taxes	$79.8	$54.6
Cash paid for interest	$78.7	$139.2
Cash received for interest	$0.4	$—
Non-cash financing and investing activities
Lease asset additions	$32.9	$17.0
Capitalization of stock-based compensation costs	$2.4	$—
Accrued offering costs	$—	$1.5
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corporation (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys. The Company’s players love the games because they are fun, creative, engaging, and kept fresh through a steady release of new features that are customized for different player segments.

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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2020 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's financial statements for the year ended December 31, 2020.

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

As of each valuation date, financial forecasts were prepared and used in the computation of the estimated fair value of the Company’s equity using both the market and income approaches. The financial forecasts were based on assumed revenue growth rates and operating margin levels that considered past experience and future expectations. The assumed risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital rates.

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

Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term bank deposits, restricted cash, accounts receivable and derivative contracts. A large percentage of the Company’s cash is maintained with three financial institutions with high credit standings. The Company performs periodic evaluations of the relative credit standing of these institutions.

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

	September 30, 2021	December 31, 2020
Apple	42%	38%
Google	34%	35%
Facebook	8%	11%

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

Short-term bank deposits

Bank deposits with maturities of more than three months but less than one year are included in short-term bank deposits. Such short-term bank deposits are stated at cost which approximates fair market value.

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

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients. See Note 8, Equity Transactions and Stock Incentive Plan, for additional discussion.

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention Plan, eligible employees may be granted retention awards that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA for each of the plan years as described further in Note 13, Appreciation and Retention Plan.

The value of each unit has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned.

Derivative Instruments
The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the portion of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under ASC 815 involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation on the one-month LIBOR rate associated with its variable rate debt.

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

The Company uses forward currency derivatives (forward and option contracts) to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and the Company’s local payroll expense incurred in Israel and denominated in Israeli Shekels (“ILS”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company continues to evaluate the potential impacts of ASU 2020-04 and may apply other elections as applicable as additional changes in the market occur.

NOTE 2.    ACQUISITION

Acquisition of Reworks OY

On August 31, 2021, the Company entered into a Share Sale and Purchase Agreement (“SPA”) pursuant to which the Company (i) acquired 80% of all issued and registered shares and issued and registered options (“Share Capital”) of Reworks Oy, a limited liability company incorporated under the laws of Finland (“Reworks”) in exchange for cash consideration of $400 million, subject to customary closing adjustments, and (ii) will acquire the remaining 20% of the Share Capital for additional cash consideration (“Earnout Payment”) in an amount to be determined based on certain performance metrics during the calendar year 2022. The Earnout Payment will be calculated based on the amount of “Company EBITDA” (as defined in the SPA) in calendar year 2022 in excess of $10.3 million multiplied by 6.0, not to exceed $200 million, as further described in the SPA. In the event “Company EBITDA” (as defined in the SPA) is $10.3 million or less, the Earnout Payment will be $1.

The acquisition was accounted for as a business combination with the Company consolidating Reworks subsequent to the August 31, 2021 closing date. The assets acquired and liabilities assumed have been recognized at their estimated fair values at the acquisition date. The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and Reworks' respective studio operations and games. The purchase price allocation is based upon a preliminary valuation, completed by management with the assistance of a third-party valuation firm. Although the Company does not expect material changes to this preliminary valuation, the valuation is not complete, and the review and finalization of this valuation and the associated accounting applied to the acquisition transaction could result in changes to the values assigned to the acquired assets and liabilities based on additional information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

The selling shareholders of Reworks include both third-party investors and certain historical employees of Reworks that will continue as employees of Playtika post-acquisition. As the SPA includes certain forfeiture provisions for selling employee shareholders that will remain as employees of Playtika, the earnout obligation payable to these employee shareholders will be recorded as compensation expense over the period that such payment is earned. The earnout obligation payable to the third-party sellers represents an unconditional obligation of the Company to purchase the remaining Share Capital of Reworks at an agreed upon future date. Therefore, this portion of the total Earnout Payment has been classified as a liability on the Company’s consolidated balance sheet, rather than non-controlling interest. In accordance with ASC 480, this liability has been measured at fair value as of the acquisition date, and will be remeasured to fair value on each subsequent reporting date until the contingency is resolved. The acquisition date fair value of the third-party seller portion of the Earnout Payment was estimated by management, with the assistance of third-party valuation specialists, based upon the probability-weighted fair values of multiple discounted cash flow analyses. The extent to which the actual EBITDA differs from the probability-weighted analysis will result in adjustments to this liability in future periods.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Consideration transferred to Reworks	$408.6
Acquisition date fair value of Earnout Payment	32.2
Total consideration	440.8
Less: Cash acquired	(10.9)
Consideration paid as of August 31, 2021	$429.9

Identifiable assets acquired and liabilities assumed
Accounts receivable	$9.7
Property and equipment	0.1
Intangible assets other than goodwill	141.0
Goodwill	315.9
Deferred tax liabilities	(28.2)
Liabilities assumed	(8.6)
Total identifiable assets acquired and liabilities assumed	$429.9

The developed game and user base intangible assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of six years and one year, respectively, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Transaction costs incurred by the Company in connection with Reworks acquisition, were approximately $0.9 million for both the three and nine months ended September 30, 2021, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the August 31, 2021 acquisition date have not been presented because the incremental results from Reworks are not material to the consolidated statements of comprehensive income presented herein.

NOTE 3.    GOODWILL

Changes in goodwill for the nine months ended September 30, 2021 were as follows (in millions):

Nine months ended September 30, 2021
Balance at beginning of period	$484.8
Goodwill acquired during the period	315.9
Foreign currency translation adjustments	(6.6)
Balance at end of period	$794.1

NOTE 4.    INTANGIBLE ASSETS OTHER THAN GOODWILL, NET

The carrying amounts and accumulated amortization expenses of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at September 30, 2021 and December 31, 2020, were as follows (in millions):

	September 30, 2021
	Weighted average remaining useful life (in years)	Balance	December 31, 2020
Historical cost basis
Developed games and acquired technology	5.4	$611.4	$481.5
Trademarks and user base	0.9	34.1	19.1
Internal use software	2.8	97.3	61.5
		742.8	562.1
Accumulated amortization
Developed games and acquired technology		(259.8)	(206.2)
Trademarks and user base		(20.2)	(19.0)
Internal use software		(25.1)	(9.2)
		(305.1)	(234.4)
Intangible assets other than goodwill, net		$437.7	$327.7

During the three months ended September 30, 2021 and 2020, the Company recorded amortization expense in the amounts of $25.6 million and $18.6 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded amortization expense in the amounts of $71.6 million and $58.3 million, respectively.

As of September 30, 2021, the total expected future amortization related to intangible assets was as follows (in millions):

Remaining 2021	$28.1
2022	107.4
2023	92.7
2024	68.6
2025 and thereafter	140.9
Total	$437.7

NOTE 5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30, 2021	December 31, 2020
Tax accruals	$228.0	$130.5
Accrued expenses	128.5	121.6
Employees and related expenses	127.9	173.8
Deferred revenues	28.5	21.3
Accrued litigation	—	37.6
Total accrued expenses and other current liabilities	$512.9	$484.8

NOTE 6.    LEASES

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

Supplemental balance sheet information related to leases is as follows (in millions):

September 30, 2021
Operating lease right-of-use assets, gross	$126.0
Accumulated amortization	(39.6)
Operating lease right-of-use assets, net	$86.4

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

September 30, 2021
Weighted average remaining lease term (years)	6.13
Weighted average discount rates	3.5%

Total operating lease cost was and $5.8 million and $4.2 million during the three months ended September 30, 2021 and 2020, respectively and $16.4 million and $11.8 million during the nine months ended September 30, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $5.5 million and $3.7 million during the three months ended September 30, 2021 and 2020, respectively and $16.0 million and $10.1 million during the nine months ended September 30, 2021 and 2020, respectively.

Maturities of lease liabilities are as follows as of September 30, 2021 (in millions):

Remaining 2021	$5.5
2022	22.1
2023	19.8
2024	17.0
2025 and thereafter	39.6
Total undiscounted cash flows	104.0
Less: imputed interest	(9.6)
Present value of lease liabilities	$94.4

The table above excludes approximately $15 million in lease obligations associated with leases that are currently under negotiation or that start after October 1, 2021.

NOTE 7.    DEBT

	September 30, 2021				December 31, 2020
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	2.835%	$1,846.9	$1,890.5	$2,314.4
Senior Notes	2029	4.250%	591.2	600.0	—
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,438.1	2,490.5	2,314.4
Less: Current portion of long-term debt			(12.3)	(19.0)	(104.6)
Long-term debt			$2,425.8	$2,471.5	$2,209.8

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $52.5 million at September 30, 2021 and deferred financing costs of $60.6 million at December 31, 2020, respectively.

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

The Credit Agreement permits voluntary prepayments and requires mandatory prepayments in certain events including, among others, 50% (subject to step-downs to 25% and 0% based upon the Company’s net total secured leverage ratio) of the Company's excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary assets sale transactions (subject to reinvestment rights), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement).

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

The Credit Agreement requires that the Company and the guarantors (a) generate at least 80.0% of the EBITDA of the Company and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all "Material Intellectual Property" (defined as any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of the EBITDA of the Company and its restricted subsidiaries for the then most recently ended four fiscal quarters) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If the Company and the guarantors do not satisfy such requirement, then the Company must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. During the quarter ended September 30, 2021, the Company voluntarily designated certain subsidiaries in Germany, Austria and Finland as additional guarantors. As of September 30, 2021, the Company was in compliance with these requirements.

Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At September 30, 2021, the Company’s first-priority net senior secured leverage ratio was 1.04 to 1.0.

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

Maturity and Interest

The Notes mature on March 15, 2029. Interest on the Notes will accrue at a rate of 4.250% per annum. Interest on the Notes payable semi-annually in cash in arrears on March 15 and September 15 of each year, commenced on September 15, 2021.

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future restricted subsidiaries that guarantee the obligations under the Credit Agreement (the “subsidiary guarantors”).

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

Scheduled Principal Payments of Long-Term Debt

The scheduled principal payments due on long-term debt are as follows (in millions):

Remaining 2021	$4.8
2022	19.0
2023	19.0
2024	19.0
2025 and thereafter	2,428.7
Total	$2,490.5

NOTE 8.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

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

On January 5, 2021, the Company’s Board of Directors approved an amended and restated certificate of incorporation of the Company effecting an additional 400-for-1 stock split of the Company’s issued and outstanding shares of common stock and an increase to the authorized shares of our common stock and preferred stock to 1.6 billion shares and 100 million shares, respectively. The split and the increase in authorized shares of the Company’s common stock was effected on January 6, 2021 without any change in the par value per shares.

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

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 42,190,299 shares as of September 30, 2021. As of September 30, 2021, a total of 1,854,200 shares of the Company’s common stock remained available for grants of awards under the Plan.

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2021:

		Weighted	Weighted
	Stock	Average	Average	Intrinsic
	Options	Remaining	Exercise	Value
	Outstanding	Term (in years)	Price	(in millions)
Outstanding at January 1, 2021	8,000,000	9.5	$18.71
Granted	8,857,172		$26.77
Exercised	—
Cancelled	(697,359)		$26.95
Expired	—
Outstanding at September 30, 2021	16,159,813	9.04	$22.77	$78.5
Exercisable at September 30, 2021	2,000,000	8.73	$18.71	$17.8

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

–Fair value of common stock - Prior to the Company’s initial public offering of equity in January 2021, as the Company’s common stock was not publicly traded, the fair value of common stock was estimated by valuation reports prepared by third-party valuation specialists using multiple methods, as more fully discussed in Note 1, Organization and Summary of Significant Accounting Policies. Subsequent to the Company’s initial public offering, the Company uses the public trading price of its common stock on the Nasdaq stock market to determine the fair value of its common stock.

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

The options granted during 2020 vest over four years, with 25% vesting on each of the four anniversaries of the grant date. For options granted during 2021, 25% of the options generally vest on the first anniversary of the grant date, and the remaining 75% of the options vest in equal quarterly installments during the three years following the first anniversary of the grant date. The stock options have a contractual term of ten years. Except as provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

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

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2021:

		Weighted	Total Fair
		Average	Value of
		Grant Date	Shares Vested
	Shares	Fair Value	(in millions)
Outstanding at January 1, 2021	5,944,800	$21.04
Granted	5,539,800	$31.00
Vested	(48,518)	$23.90	$1.3
Cancelled	(375,514)	$31.47
Outstanding at September 30, 2021	11,060,568	$25.66

Stock-Based Compensation

The following table summarizes stock-based compensation costs by award type (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	$8.9	$4.3	$26.3	$4.5
RSUs	16.5	0.2	48.9	260.3
Total stock-based compensation costs	$25.4	$4.5	$75.2	$264.8

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development expenses	$4.8	$0.3	$18.3	$0.3
Sales and marketing expenses	2.4	0.2	8.4	0.2
General and administrative expenses	15.8	4.0	46.1	264.3
Total stock-based compensation costs, net of amounts capitalized	$23.0	$4.5	$72.8	$264.8

During each of three and nine months ended September 30, 2021, the Company capitalized $2.4 million of stock-based compensation cost.

As of September 30, 2021, the Company’s unrecognized stock-based compensation expenses related to stock options was approximately $116.0 million, which are expected to be recognized over a period of 3.1 years. As of September 30, 2021, the Company’s unrecognized stock-based compensation expenses related to unvested restricted stock units was approximately $229.1 million, which are expected to be recognized over a period of 3.3 years.

NOTE 9.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. The aggregate fair value of the Company’s interest rate swap agreements was a liability of $1.5 million as of September 30, 2021 and was recorded between accrued expenses and other current liabilities and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

The Company has also entered into multiple derivative contracts for the future purchase of ILS. At September 30, 2021, the Company had derivative contracts outstanding for an aggregate purchase of 243.5 million ILS, all which mature within the following 12 months. The aggregate fair value of the Company’s derivative contracts was $0.5 million as of September 30, 2021 and was recorded in accrued expenses and other current liabilities and other non-current assets in the accompanying consolidated balance sheets.

NOTE 10.    FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair value measurement of the Company’s long-term debt at September 30, 2021 (in millions):

	September 30, 2021
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,890.5	$1,890.5	Level 2
Senior Notes	600.0	609.8	Level 2
Total debt	$2,490.5	$2,500.3

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2021 (in millions):

		Fair Value at
	Pricing Category	September 30, 2021
Cash and cash equivalents
Money market funds	Level 1	$240.0

Prepaid expenses and other current assets
Derivative instruments - foreign currency derivative contracts	Level 2	$0.6

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$2.6

Accrued expenses and other current liabilities:
Derivative instruments - interest rate swaps	Level 2	$4.1
Derivative instruments - foreign currency derivative contracts	Level 2	0.1

The fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3) and consisted of the following (in millions):

Balance as of January 1, 2021	$—
Recorded in connection with acquisition transaction	32.2
Balance as of September 30, 2021	$32.2

The Company estimates the fair value of interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of the Company’s interest rate swap contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.

The fair value of the Company’s foreign currency contracts approximates the amount the Company would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of the Company’s foreign currency contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.

The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

The Company had no financial assets or liabilities measured at fair value as of December 31, 2020.

The Company has not elected the fair value measurement option available under U.S. GAAP for any of its assets or liabilities that meet the option for this criteria.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. As of September 30, 2021, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate.

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

On October 26, 2020, a patent infringement claim was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The Plaintiff alleged that the defendants are infringing certain patents in the field of communication and the transferring of images between the gaming server and the end device on certain of its social casino games. The Plaintiff is seeking monetary damages. On April 7, 2021, following the Company’s preliminary motions for dismissal and stay, the Company’s motion for stay was approved by the court pending ruling on motions to dismiss. On July 7, 2021, the Court issued an order finding each of the Plaintiff’s asserted patents invalid as failing to comply with certain legal requirements and dismissing the lawsuit as to all parties. On October 18, 2021, the Plaintiff filed an appeal. Playtika Holding Corp. and Playtika Ltd. intend to defend the case vigorously.

NOTE 12.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide information about disaggregated revenue by geographic location of the Company’s players and by type of platform (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Geographic location
USA	$443.5	$428.7	$1,366.9	$1,274.5
EMEA	94.6	85.1	281.1	251.1
APAC	55.5	58.0	155.1	151.1
Other	42.3	41.5	130.9	121.3
Total	$635.9	$613.3	$1,934.0	$1,798.0

Platform type
Mobile	$507.5	$494.0	$1,546.3	$1,446.1
Web	128.4	119.3	387.7	351.9
Total	$635.9	$613.3	$1,934.0	$1,798.0

Revenues through third-party platforms and through the Company’s own proprietary platforms were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Third-party platforms	$498.2	$524.6	$1,545.9	$1,563.8
Internal proprietary platforms	137.7	88.7	388.1	234.2
Total	$635.9	$613.3	$1,934.0	$1,798.0
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	September 30, 2021	December 31, 2020
Accounts receivable	$135.4	$129.3
Contract assets (1)	7.0	5.8
Contract liabilities (2)	28.5	21.3
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the nine months ended September 30, 2021, the Company recognized all of its contract liabilities that were outstanding as of December 31, 2020.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 13.    APPRECIATION AND RETENTION PLAN

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

In October 2020, 43,000 appreciation units under the 2021-2024 Retention Plan were cancelled. Pursuant to an amendment to the 2021-2024 Retention Plan adopted in October 2020, these cancelled appreciation units are considered “retired units” for purposes of the plan, and will be deemed to be outstanding and eligible for payment solely for purposes of determining the per unit value to be paid to participants, but no amounts will be paid with respect to such retired units.

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $28.5 million and $19.1 million during the three months ended September 30, 2021 and 2020, respectively, and $88.5 million and $51.3 million during the nine months ended September 30, 2021 and 2020, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $2.3 million and $4.2 million during the three months ended September 30, 2021 and 2020, respectively, and $9.1 million and $13.7 million during the nine months ended September 30, 2021 and 2020, respectively.

NOTE 14.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest expense	$23.7	$48.9	$124.8	$150.5
Interest income	(0.2)	—	(0.5)	(0.1)
Foreign currency exchange, net	0.8	(4.4)	0.6	(2.0)
Other	0.6	0.3	(0.3)	0.7
Total interest expense and other, net	$24.9	$44.8	$124.6	$149.1

NOTE 15.    INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
(in millions, except tax rate)	2021	2020	2021	2020
Income before income taxes	$129.6	$158.9	$325.6	$95.8
Provision for income taxes	$49.1	$39.0	$119.4	$79.7
Effective tax rate	37.9%	24.5%	36.7%	83.2%

The effective income tax rate for the three months ended September 30, 2021 was 37.9% compared to 24.5% for the three months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 was 36.7% compared to 83.2% for the nine months ended September 30, 2020. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and nine months ended September 30, 2021 include tax positions that do not meet the more likely than not standard and tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions. The primary differences between the effective tax rate and the 21% federal statutory rate for the three months ended September 30, 2020 were tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions and the inclusion of Global Intangible Low-Taxed Income. The primary differences between the effective tax rate and the 21% federal statutory rate for the nine months ended September 30, 2020 were tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions and significant non-deductible stock-based compensation expense for certain restricted stock units granted during the period.

The Company continues to monitor tax implications resulting from new legislation passed in response to the COVID-19 pandemic in the federal, state and foreign jurisdictions where it has an income tax expense. The impact of COVID-19 pandemic related tax-measures recently enacted were not material for the three and nine months ended September 30, 2021.

NOTE 16.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2021 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2021	$16.7	$—	$—	$16.7
Other comprehensive income (loss) before reclassifications	(9.9)	0.7	(1.1)	(10.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.3	0.3
Balance as of March 31, 2021	6.8	0.7	(0.8)	6.7
Other comprehensive income (loss) before reclassifications	2.8	(3.2)	1.1	0.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	—	0.5
Balance as of June 30, 2021	9.6	(2.0)	0.3	7.9
Other comprehensive income (loss) before reclassifications	(5.7)	—	0.4	(5.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.9	(0.4)	0.5
Balance as of September 30, 2021	$3.9	$(1.1)	$0.3	$3.1

NOTE 17.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$80.5	$119.9	$206.2	$16.1
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	409.6	391.1	408.6	382.6
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	411.6	391.1	410.9	382.6
Net income per share, basic	$0.20	$0.31	$0.50	$0.04
Net income per share, diluted	$0.20	$0.31	$0.50	$0.04

The following outstanding employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Nine months ended September 30,
	2021	2020
Stock options	8,159,813	8,000,000
RSUs	4,597,947	—
Total	12,757,760	8,000,000

NOTE 18.    SUBSEQUENT EVENTS

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except percentages, Average DPUs and ARPDAU)	2021	2020	2021	2020
Revenues	$635.9	$613.3	$1,934.0	$1,798.0
Total cost and expenses	481.4	409.6	1,483.8	1,553.1
Operating income	154.5	203.7	450.2	244.9
Adjusted EBITDA	247.8	261.4	770.2	730.8

Non-financial performance metrics
Average DAUs	10.4	10.9	10.4	11.4
Average DPUs (in thousands)	293	283	296	290
Average Daily Payer Conversion	2.8%	2.6%	2.8%	2.5%
ARPDAU	$0.67	$0.61	$0.68	$0.57
Average MAUs	35.4	32.4	34.3	35.2

Comparison of the three and nine months ended September 30, 2021 versus the three and nine months ended September 30, 2020

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(in millions)	(Unaudited)
Revenues	$635.9	$613.3	$1,934.0	$1,798.0
Cost of revenue	$179.2	$180.2	$546.1	$538.7
Research and development	91.5	65.5	268.5	192.1
Sales and marketing	141.1	116.7	427.7	367.8
General and administrative	69.6	47.2	241.5	454.5
Total costs and expenses	$481.4	$409.6	$1,483.8	$1,553.1

On August 31, 2021, we entered into a Share Sale and Purchase Agreement (“SPA”) pursuant to which we (i) acquired 80% of all issued and registered shares and issued and registered options (“Share Capital”) of Reworks Oy (“Reworks”) in exchange for cash consideration of $400 million, subject to customary closing adjustments, and (ii) will acquire the remaining 20% of the Share Capital for additional cash consideration in an amount to be determined based on certain performance metrics during the calendar year 2022. The acquisition was accounted for as a business combination and we consolidated Reworks subsequent to the August 31, 2021 closing date. Due to the short period of consolidation between August 31, 2021 and September 30, 2021, the consolidation of Reworks did not have a material impact on the our income statement.

Revenues

Revenues for the three months ended September 30, 2021 increased by $22.6 million when compared with the same period of 2020. Revenues for the nine months ended September 30, 2021 increased by $136.0 million when compared with the same period of 2020. The increase in revenues was primarily due to the acquisition of Reworks, our ongoing improvements to monetization, new content and product features, and increased engagement across our broader portfolio of games.

Cost of revenue

Cost of revenue for the three month ended September 30, 2021 decreased by $1.0 million when compared with the same period of 2020, primarily as a result of a larger percentage of our revenues being derived through our proprietary platforms where we pay lower fees to facilitate the revenue transactions. This favorable impact on cost of revenue was partially offset by increased amortization expense for recently capitalized software development costs.

Cost of revenue for the nine months ended September 30, 2021 increased by $7.4 million when compared with the same period of 2020. The favorable impact of reduced platform fees associated with a higher percentage of our revenues being derived through our proprietary platforms was more than offset by an increase in amortization expense for recently capitalized software development costs.

Research and development expenses

Research and development expenses for the three and nine months ended September 30, 2021 increased by $26.0 million and $76.4 million, respectively, when compared with the same periods of 2020. The formula for determining the payment amounts under the 2017-2020 retention plan resulted in expense under that plan being recognized on an accelerated basis, with higher expense recognized in the earlier years of the plan. Based upon a change to the structure of how award payments are determined within the terms of the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) as compared to the 2017-2020 plan, expense under the current plan is required to be recognized ratably over the term of the plan. As a result, when comparing the three and nine month periods ended September 30, 2021 with the same periods of 2020, long-

term compensation expense under the respective retention plan included within research and development expenses has increased by approximately $1.6 million and $4.7 million, respectively. In addition, the introduction of stock-based compensation plans has resulted in approximately $4.8 million and $18.3 million, respectively, in research and development expense for the three and nine month periods ended September 30, 2021, compared to $0.3 million and $0.3 million for the comparable periods of 2020, respectively. The remaining increase in research and development expenses was primarily due to increased headcount and payroll costs, and increased facilities costs associated with additional leased premises, both of which were partially offset by a reduction in our third-party hosting costs.

Sales and marketing expenses

Sales and marketing expenses for the three and nine months ended September 30, 2021 increased by $24.4 million and $59.9 million, respectively, when compared with the same period of 2020. As discussed above, the accelerated recognition of long-term compensation expense under the 2017-2020 retention plan as opposed to the ratable recognition of such expense under the 2021-2024 Retention Plan resulted in an increase in expense within sales and marketing expenses of approximately $2.8 million and $8.9 million, respectively, when comparing the three and nine month periods ended September 30, 2021 with the prior year periods. In addition, our stock-based compensation plans resulted in approximately $2.2 million and $8.2 million, respectively, in additional sales and marketing expense for the three and nine month periods ended September 30, 2021, when compared with the prior year periods. The remaining increases in sales and marketing expenses for both the three and nine month periods ending September 30, 2021 were primarily due to increased media buy expenses, increased headcount and payroll costs, and increased facilities costs associated with additional leased premises.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 increased by $22.4 million and for the nine months ended September 30, 2021 decreased by $213.0 million, respectively, when compared with the same periods of 2020. General and Administrative expense includes $15.8 million and $46.1 million, respectively, of stock-based compensation expense for the three and nine months ended September 30, 2021, as compared with $4.0 million and $264.3 million, respectively, for the comparable periods of 2020. Also included in general and administrative expenses for the nine months ended September 30, 2020 are expenses for contingent consideration and merger and acquisition related activity of approximately $30.0 million, compared with $7.8 million for the nine months ended September 30, 2021. Also included in general and administrative expenses for the nine months ended September 30, 2020, with no comparable amount for the same period of 2021, are expenses associated with a legal settlement of approximately $37.6 million. Included in general and administrative expenses for the nine months ended September 30, 2021, with no comparable amounts for the nine months ended September 30, 2020, are bonus expenses of approximately $35.4 million paid as a result of the successful initial public offering of the Company’s stock in January 2021. Adjusting for these items, general and administrative expenses for the three and nine months ended September 30, 2021 would have increased by $10.6 million and $29.7 million, respectively, when compared to the same periods of 2020. These increases were primarily a result of an increase in long-term compensation expense under the retention plan, increased costs associated with becoming a public company, and increased facilities costs associated with additional leased premises.

Other Factors Affecting Net Income

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(in millions)	(Unaudited)
Interest expense	$23.7	$48.9	$124.8	$150.5
Interest income	(0.2)	—	(0.5)	(0.1)
Foreign currency exchange, net	0.8	(4.4)	0.6	(2.0)
Other	0.6	0.3	(0.3)	0.7
Provision for income taxes	49.1	39.0	119.4	79.7
Interest expense

In March 2021, the Company refinanced its existing term loan with a combination of a new term loan and fixed-rate senior notes. The refinancing transaction was considered a debt-modification for accounting purposes. As a result, a portion of the original issue discount incurred when the original term loan was entered into has been carried over to the new term loan, and approximately $22.9 million of this original issue discount was written off as interest expense during the first quarter 2021. In addition, the Company recorded approximately $14.5 million in expense associated with the Refinancing Transaction. Prior to these one-time charges to interest expense, interest expense for the nine months ended September 30, 2021 was lower than interest expense in the same period of 2020 due to lower interest rates.

Provision for income taxes

The effective income tax rate for the three months ended September 30, 2021 was 37.9% compared to 24.5% for the three months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 was 36.7% compared to 83.2% for the nine months ended September 30, 2020. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and nine months ended September 30, 2021 include tax positions that do not meet the more likely than not standard and tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions. The primary differences between the effective tax rate and the 21% federal statutory rate for the three months ended September 30, 2020 were tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions and the inclusion of Global Intangible Low-Taxed Income. The primary differences between the effective tax rate and the 21% federal statutory rate for the nine months ended September 30, 2020 were tax rates in foreign jurisdictions & the relative amounts of income earned in those jurisdictions and significant non-deductible stock-based compensation expense for certain restricted stock units granted during the period.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$80.5	$119.9	$206.2	$16.1
Provision for income taxes	49.1	39.0	119.4	79.7
Interest expense and other, net	24.9	44.8	124.6	149.1
Depreciation and amortization	36.5	28.3	103.0	85.0
EBITDA	191.0	232.0	553.2	329.9
Stock-based compensation(1)	23.0	4.5	72.8	264.8
Acquisition and related expenses(2)	1.2	0.1	43.2	30.0
Legal settlement(3)	—	—	—	37.6
Long-term cash compensation(4)	28.5	19.1	88.5	51.3
M&A related retention payments(5)	2.3	4.2	9.1	13.7
Other one-time items	1.8	1.5	3.4	3.5
Adjusted EBITDA	$247.8	$261.4	$770.2	$730.8
Net income margin	12.7%	19.5%	10.7%	0.9%
Adjusted EBITDA margin	39.0%	42.6%	39.8%	40.6%
_______
(1)    Reflects, for the three and nine months ended September 30, 2021 and 2020, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the nine months ended September 30, 2021 primarily relate to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021. Amounts for the three and nine months ended September 30, 2020 include (i) contingent consideration expense with respect to our acquisitions of Seriously and Supertreat, and (ii) third-party fees for actual or planned acquisitions, including related legal, consulting and other expenditures.
(3)    Reflects a legal settlement expense of $37.6 million for the nine months ended September 30, 2020.
(4)    Includes expenses recognized for grants of annual cash awards to employees pursuant to our Retention Plans, which awards are incremental to salary and bonus payments, and which plans expire in 2024. For more information, see Note 13, Appreciation and Retention Plan, of our consolidated financial statements included in this document.
(5)    Includes retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. For more information, see Note 13, Appreciation and Retention Plan, of our consolidated financial statements included in this document.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term bank deposits, and borrowings pursuant to the Credit Agreement. Our cash and cash equivalents and short-term bank deposits totaled $994.2 million and $520.1 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, we had $600 million and $350 million in additional borrowing capacity pursuant to our Revolving Credit Facility (as defined below), respectively. Payments of short-term debt obligations and other commitments are expected to be made from cash on hand and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or additional term loans or issuances of equity.

Our restricted cash totaled $2.1 million at September 30, 2021 and $3.5 million at December 31, 2020. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards.

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

Cash Flows

The following tables present a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
(in millions)	2021	2020
Net cash flows provided by operating activities	$383.8	$333.5
Net cash flows used in investing activities	(569.4)	(70.0)
Net cash flows provided by (used in) financing activities	564.5	(148.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(6.3)	(3.6)
Net change in cash, cash equivalents and restricted cash	$372.6	$111.6

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2021 was $383.8 million when compared with $333.5 million for the same period of 2020. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, with changes in working capital impacted by the payment of annual and incentive bonuses, the payment of our prior-year legal settlement, and payment of long-term cash compensation during the first half of 2021, combined with other normal working-capital timing differences.

Investing Activities

Net cash flow used in investing activities for the nine months ended September 30, 2021 was $569.4 million when compared with $70.0 million for the same period of 2020. Cash flows used in investing activities generally includes outflows related to business combinations and the purchase and capitalization of assets. Investing activities for the nine months ended September 30, 2021, included $397.7 million of cash paid for the acquisition of Reworks. In addition, cash outflows for the nine months ended September 30, 2021 includes $100.0 million for amounts placed into short-term bank deposits.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2021 was $564.5 million, compared to cash flows used in financing activities of $148.3 million for the same period of 2020. Financing activity cash flows for the nine months ended September 30, 2021 primarily relate to the Company’s initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan (as defined below) in March 2021. Financing activity cash flows for the nine months ended September 30, 2020 primarily relate to repayments on the Company’s bank borrowings.

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
Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 7, Debt, to the accompanying consolidated financial statements.

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

We had borrowings outstanding under our Term Loan with book values of $1,846.9 million and $2,314.4 million at September 30, 2021 and December 31, 2020, respectively, which were subject to a weighted average interest rate of 2.85% and 7.207% for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. There were no borrowings against our Revolving Credit Facility at September 30, 2021 or December 31, 2020.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility, based upon the face value of such instruments and after consideration of the Company’s interest rate swap agreements, would increase our interest expense by $13.9 million over a twelve-month period.

We do not purchase or hold any derivative financial instruments for trading purposes.

Investment Risk

We had cash and cash equivalents including restricted cash and cash equivalents totaling $896.2 million and $523.6 million as of September 30, 2021 and December 31, 2020, respectively. We also had short-term bank deposits of $100.1 million as of September 30, 2021. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term deposits primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.

Foreign Currency Risk
Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in Israeli Shekels, or ILS. We also have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, including the Australian Dollar, Canadian Dollar, British Pound, Euro, Polish Zloty and Romanian Leu. Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of September 30, 2021, we had foreign currency derivative contracts outstanding for an aggregate purchase of 243.5 million ILS, all which mature during the following 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q.

Item 1A.    RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our common stock, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

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

•our inability to make acquisitions and/or integrate acquired businesses successfully could limit our growth or disrupt our plans and operations;

•we may be unable to successfully develop new games;

•our new games may not be successful after launch;

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

•our international operations and ownership, including our significant operations in Israel, Ukraine and Belarus and the fact that our controlling stockholder is a Chinese-owned company;

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

Our games are primarily accessed and operated through platforms operated by Apple, Facebook and Google. A significant number of the virtual items that we sell to paying players are purchased using the payment processing systems of these platforms and, for the nine months ended September 30, 2021, 73.6% of our revenues were generated through the iOS App Store, Facebook, and Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

•    the platform providers discontinue or limit our access to their platforms;

•    governments or private parties, such as internet providers, impose bandwidth restrictions or increase charges or restrict or prohibit access to those platforms;

•    the platforms increase the fees they charge us;

•    the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies;

•    the platforms decline in popularity;

•    the platforms adopt changes or updates to their technology that impede integration with other software systems or otherwise require us to modify our technology or update our games in order to ensure players can continue to access our games and content with ease;

•    the platforms elect or are required to change how they label free-to-play games or take payment for in-game purchases;

•    the platforms block or limit access to the genres of games that we provide in any jurisdiction;

•    the platforms impose restrictions or spending caps or make it more difficult for players to make in-game purchases of virtual items;

•    the platforms change how the personal information of players is made available to developers or develop or expand their own competitive offerings; or

•    we are unable to comply with the platform providers’ terms of service.

If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions, or experienced issues with their features that permit our players to purchase virtual items. Additionally, we rely on two separate third-party online payment service providers to process any payments generated on games accessed and operated on our own proprietary platforms. If either of these third-party service providers is unable to process payments, even for a short period of time, our business would be harmed. These platforms and our third-

party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we do not adhere to the terms and conditions of our platform providers, the platform providers may take actions to limit the operations of, suspend or remove our games from the platform, and/or we may be exposed to liability or litigation. For example, in August 2020, Epic Games, Inc., or Epic Games, attempted to bypass Apple and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in its game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores, and Apple filed a lawsuit seeking injunctive relief to block the use of Epic Games’ payment system and seeking monetary damages to recover funds made while the updated version of Fortnite was active. In September 2021, the district court judge in the case entered a judgment, which included an order awarding monetary damages to Apple. The judgment in the case is currently under appeal.

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

Our business is dependent on the success of a limited number of games and on our ability to consistently enhance and improve upon games that achieve significant popularity. Historically, we have depended on such games for a majority of our revenues and we expect that this dependency will continue for the foreseeable future. For example, for the years ended December 31, 2019 and 2020, our top two games by revenue, Slotomania and Bingo Blitz, collectively generated approximately half of our revenues for each period. For a game to remain popular and to retain players, we must constantly enhance, expand and upgrade the game with new features, offers, and content that players find attractive. As a result, each of our games requires significant product development, marketing and other resources to develop, launch and sustain popularity through regular upgrades, expansions and new content, and such costs on average have increased over time. Even with these investments, we may experience sudden declines in the popularity of any of our games and fluctuations in the number of daily average users and monthly average users.

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

Revenues of free-to-play games typically rely on a small percentage of players who spend moderate or large amounts of money in games to receive special advantages, levels, access and other features, offers, or content. The vast majority of users play for free or only occasionally spend money in games. As a result, compared to all users who play our games in any period, only a small percentage of such users were paying users. For example, for the nine months ended September 30, 2021, our average Daily Payer Conversion was 2.8%. In addition, a large percentage of our revenues comes from a small subset of these paying users. Because many users do not generate revenues, and each paying user does not generate an equal amount of revenues, it is particularly important for us to retain the small percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our games and could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that the key factors in attracting and retaining paying users include our ability to enhance existing games and game experiences in ways which are specifically appealing to paying users. These abilities are subject to various uncertainties, including but not limited to:

•    our ability to provide an enhanced experience for paying users without adversely affecting the gameplay experience for non-paying users;

•    our ability to continually anticipate and respond to changing user interests and preferences generally and to changes in the gaming industry;

•    our ability to compete successfully against a large and growing number of industry participants with essentially no barriers to entry;

•    our ability to hire, integrate and retain skilled personnel;

•    our ability to increase penetration in, and enter into new, demographic markets;

•    our ability to achieve a positive return on our user acquisition and other marketing investments and to drive organic growth; and

•    our ability to minimize and quickly resolve bugs or outages.

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

Our games are available to players for free, and we generate nearly all of our revenues from the sale of virtual items when players make voluntary in-game purchases. For example, in both of the nine months ended September 30, 2020 and 2021, we derived 97.2% and 97.1%, respectively of our revenues from in-game purchases.

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

Our inability to make acquisitions and integrate any acquired businesses successfully could limit our growth or disrupt our plans and operations.

Historically, a significant portion of our growth has been as a result of our acquisition of complementary studios and games, rather than in-house development, including our acquisition of Wooga GmbH, or Wooga, in 2018, Supertreat GmbH, or Supertreat, in 2019, Seriously Holding Corp., or Seriously, in 2019 and Reworks Oy, or Reworks, in 2021, and we anticipate that acquisitions will continue to be an important source of growth in the near future. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify quality games, applications and businesses and complete commercially viable acquisitions. We cannot assure you that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to successfully grow through these types of transactions also depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

•    failure to identify acquisition, investment or other strategic alliance opportunities that we deem suitable or available on favorable terms;

•    problems integrating acquired businesses, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;

•    unsuccessful efforts to expand and unanticipated challenges in entering into new categories of games and applications, including design entertainment and home design;

•    problems properly valuing prospective acquisitions, particularly those with limited operating histories;

•    failure to fully identify potential risks and liabilities associated with acquired businesses;

•    unanticipated costs associated with acquisitions, investments or strategic alliances;

•    adverse impacts on our overall margins;

•    diversion of management’s attention from the day-to-day operations of our existing business;

•    potential loss of key employees of acquired businesses; and

•    increased legal and accounting compliance costs.

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

Our ability to successfully develop or acquire new games and their ability to achieve broad popularity and commercial success depends on a number of factors, including our ability to:

•    attract, retain and motivate talented game designers, product managers and engineers;

•    identify, acquire or develop, sustain and expand games that are fun, interesting and compelling to play over long periods of time;

•    effectively market new games and enhancements to our new and existing players;

•    achieve viral organic growth and gain customer interest in our games;

•    minimize launch delays and cost overruns on new games and game expansions;

•    minimize downtime and other technical difficulties;

•    adapt to player preferences;

•    expand and enhance games after their initial release;

•    partner with mobile platforms;

•    maintain a quality social game experience; and

•    accurately forecast the timing and expense of our operations.

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

We are a highly leveraged company. In March 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (our “Notes”) in a private offering pursuant to an indenture dated March 11, 2021 (the “Indenture”). As of September 30, 2021, we had $2,490.5 million aggregate principal amount of outstanding indebtedness, in addition to $600.0 million available for borrowing under our Revolving Credit Facility at that date. Our indebtedness also may include senior secured credit facilities if drawn upon, which we refer to herein as the Credit Facilities, consisting of a $600.0 million senior secured revolving credit facility, which we refer to herein as the Revolving Credit Facility, and a $1,900 million senior secured first lien term loan, which we refer to herein as the Term Loan. The Credit Facilities were provided pursuant to a credit agreement, which we refer to herein as the Credit Agreement, dated as of December 10, 2019, by and among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties thereto, as amended.

Our substantial indebtedness could have important consequences for us, including, but not limited to, the following:

•    limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, acquisitions, research and development, strategic initiatives or other purposes;

•    make it more difficult for us to satisfy our obligations, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, financial covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•    require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•    limit our flexibility in planning for, or reacting to, changes in our operations or business and the industry in which we operate;

•    place us at a competitive disadvantage compared to our competitors that are less leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploring;

•    increase our vulnerability to general adverse economic industry and competitive conditions;

•    restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies, or exploiting business opportunities;

•    potentially limit the amount of net interest expense that we and our subsidiaries can use in the future as a deduction against taxable income under applicable tax laws;

•    cause us to make non-strategic divestitures;

•    limit, along with the financial and other restrictive covenants in the agreements governing our indebtedness, among other things, our ability to borrow additional funds, make investments or dispose of assets;

•    limit our ability to repurchase shares and pay cash dividends; and

•    expose us to the risk of increased interest rates.

In addition, our Credit Agreement contains a financial covenant applicable to the Revolving Credit Facility thereunder, and our Credit Agreement and the Indenture each contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest, including our ability to, among other things:

•    incur additional debt under certain circumstances;

•    create or incur certain liens or permit them to exist;

•    enter into certain sale and lease-back transactions;

•    make certain investments and acquisitions;

•    consolidate, merge or otherwise transfer, sell or dispose of our assets;

•    pay dividends, repurchase stock and make other certain restricted payments; or

•    enter into certain types of transactions with affiliates.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. In the event of such default, the lenders under our Credit Agreement could elect to terminate their commitments thereunder and cease making further loans, and both the lenders under our Credit Agreement and the trustee under the Notes could institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the Indenture. If new indebtedness is added to our current debt levels, the related risks described above could intensify. Additionally, the Term Loan matures in March 2028, the Revolving Credit Facility matures in March 2026 and the Notes mature in March 2029. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Agreement or from new indebtedness in an amount sufficient to enable us to pay or refinance our indebtedness or to fund our other liquidity needs.

We expect that we will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness at comparable interest rates, on commercially reasonable terms or at all. If such refinancing indebtedness is not available at interest rates comparable to our existing indebtedness our interest expense could materially increase, which would have a negative impact on our results of operations. If we cannot timely refinance our indebtedness, we may have to take actions such as issuing additional equity and reducing, delaying or foregoing capital expenditures, strategic acquisitions and investments. We cannot assure you that any such actions, if necessary, could be implemented on commercially reasonable terms or at all.

Our ability to successfully attract in-game advertisers depends on our ability to design an attractive advertising model that retains players.

While the vast majority of our revenues are generated by in-game purchases, a growing portion of our revenues are generated from the sale of in-game advertisements. For example, in each of the nine months ended September 30, 2020 and 2021, we derived 2.8% and 2.9%, respectively, of our revenues from in-game advertising. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. Alternatively, if our advertising inventory is unavailable and the demand exceeds the supply, this limits our ability to generate further revenues from in-game advertising, particularly during peak hours and in key geographies. Further, a full inventory may divert advertisers from seeking to obtain advertising inventory from us in the future, and thus deprive us of potential future in-game advertising revenues. This could have a material adverse effect on our reputation and our business, financial condition and results of operations.

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

As we develop new games, it is possible that these games could cause players to reduce their playing time and purchases in our other existing games without increasing their overall playing time or purchases. In addition, we also may cross-promote our new games in our other games, which could further encourage players of existing games to divert some of their playing time and spending on existing games. If new games do not grow or generate sufficient additional revenues to offset any declines in purchases from our other games, our revenues could be materially and adversely affected. For example, on October 11, 2021, we announced the global launch of our new game Switchcraft, which may have the effect of diverting players of our other games and may not generate sufficient additional revenues to offset any decline in purchases from our other games.

Yuzhu Shi controls us through his indirect interest in Playtika Holding UK II Limited and its ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Yuzhu Shi controls shares representing a majority of our combined voting power through his indirect interest in Playtika Holding UK II Limited, or Playtika Holding UK, and its affiliates. As long as Yuzhu Shi continues to control shares representing a majority of our voting power, he will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors (unless supermajority approval of such matter is required by applicable law and our amended and restated certificate of incorporation). In the ordinary course of his business activities, Yuzhu Shi may engage in activities where his interests may not be the same as, or may conflict with, the interests of our other stockholders. Even if Yuzhu Shi were to control less than a majority of our voting power, he may be able to influence the outcome of corporate actions so long as he controls a significant portion of our voting power. For example, as we previously disclosed in June 2021, Yuzhu Shi and certain affiliates of Yuzhu Shi entered into an agreement that, if consummated, would have entitled Giant Network Group Co. Ltd., or Giant, a publicly traded company on the Shenzhen Stock Exchange, to be transferred beneficial ownership of certain shares of ours currently owned by Mr. Shi and his affiliates, the result of which would have been that Giant would control the voting power of the shares of our common stock and would permit Giant to consolidate us for accounting purposes. Had that transaction been consummated, Giant informed us that they would have been required to obtain the approval of its board of directors for substantially all potential acquisitions by it or its consolidated subsidiaries, including acquisitions by us, and, in certain cases, approval from Giant’s stockholders, which could have created potential conflicts between Yuzhu Shi’s affiliates and us on our acquisitions strategies. Further, Giant informed us that had the transaction been consummated, substantially all derivative transactions and other extraordinary transactions undertaken by Playtika would need to be approved by Giant’s board of directors. While that transaction was abandoned, Mr. Shi and his affiliates may, in his and their discretion, seek to consummate similar transactions in the future, and we would not be able to prevent such transactions from being consummated.

Our stockholders are not able to affect the outcome of any stockholder vote while Yuzhu Shi controls the majority of our voting power (or, in the case of removal of directors, two-thirds of our voting power). Due to his ownership and rights under our amended and restated certificate of incorporation and our amended and restated bylaws, Yuzhu Shi controls, subject to applicable law, the composition of our board of directors, which in turn controls all matters affecting us, including, among other things:

•    any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our board of directors, additional or replacement directors;

•    any determinations with respect to mergers, business combinations or disposition of assets;

•    determination of our management policies;

•    determination of the composition of the committees on our board of directors;

•    our financing policy;

•    our compensation and benefit programs and other human resources policy decisions;

•    changes to any other agreements that may adversely affect us;

•    the payment of dividends on our common stock; and

•    determinations with respect to our tax returns.

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

In addition, there are numerous ongoing academic, political and regulatory discussions in the United States, Europe, Australia and other jurisdictions regarding whether certain game mechanics, such as loot boxes, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, the Federal Trade Commission, or FTC, released a staff perspective in August 2020 highlighting issues raised at an August 2019 public workshop on loot boxes, which encouraged the industry to continue efforts to provide clear and meaningful information to consumers about in-game loot box and related microtransactions. The FTC will continue to monitor developments surrounding loot boxes and take appropriate steps to prevent unfair or deceptive practices. At least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18. The United Kingdom’s Department for Digital, Culture, Media and Sport launched a call for evidence in September 2020 into the impact of loot boxes on in-game spending and gambling-like behavior in connection with the UK government’s review of the 2005 Gambling Act (the principal gambling regulation in the United Kingdom), and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. A conclusion to the call for evidence has not yet been released. In October 2020, a Netherlands district administrative court upheld an administrative order by the Dutch gambling authority demanding that Electronic Arts remove certain loots boxes from one of its games because they violated Dutch gambling laws and recommended a maximum fine of
10 million euros for non-compliance with the administrative order. For the first time, the Dutch district administrative court ruled that virtual items can constitute a prize for purposes of gambling legislation. EA requested relief from the Dutch Council of State, and that relief was granted by the Council of State on February 5, 2021. However, the Gaming Authority has appealed, and this is pending before the Council of State. It is possible that other courts or regulatory agencies could adopt similarly broad definitions of prize. Additionally, after being restricted in Belgium and the Netherlands, the United Kingdom House of Lords has issued a report recommending that loot boxes be regulated within the remit of gambling legislation and regulation. See “Business—Government Regulation.” In Australia, there is a proposed Classification Amendment (Loot Boxes) Bill focused on banning loot boxes for minors and preventing the access of loot boxes by minors through classification guidelines. In Spain, the national gambling regulator launched a consultation on the regulation of loot boxes, which ran until March 31, 2021, and asked, among other things, whether loot boxes should come under the remit of Spain’s existing gambling legislation or should be regulated under an additional gambling or consumer protection-led regulatory framework, and whether the government should promote self- regulation. As a result, there may be new measures and decisions on the regulation of loot boxes in Spain. In Brazil, class action lawsuits, including lawsuits against Garena, Activision Blizzard, EA Games, Nintendo, Riot Games, Ubisoft and Valve, Apple, Microsoft, Google and Sony, around loot boxes may result in new loot box standards and could result in debate and new legislation. For legislation regarding protection of particular minors, See “Risk Factors—Risks Related to Our Information Technology and Data Security—Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our or our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business.”

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

In a recent case, the U.S. Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including us. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Item 1—Legal Proceedings.”

In September 2018, sixteen gambling regulators signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino gaming. The regulators committed to work together to analyze the characteristics of video games and social gaming, and to engage in an informed dialogue with the video game and social gaming industries to ensure the appropriate and efficient implementation of applicable laws and regulations. The regulators also indicated they would work closely with their consumer protection enforcement agencies. In May 2019, the regulators presented their conclusions and encouraged national consumer protection authorities to continue to be involved in the debate over the blurring of lines between gambling and video game products, while recognizing that ultimately whether these activities trigger the implementation of gambling regulation would depend on each nation’s gambling definition. Many other similar cases have been filed in the United States related to allegations regarding legality of loot boxes and purported gambling within video games products. For example, since 2020, there have been many cases filed against social casino game developers, and our third-party platform providers, alleging that social casino games violate various state’s gambling laws, including cases in California, Washington, Mississippi, Alabama, Connecticut, Georgia, New York, Ohio and New Mexico. In addition, four cases have been filed in California since 2020 alleging that loot boxes contained in games constitute gambling in violation of California law. We cannot predict the likelihood, timing, scope or terms of any actions taken, nor can we predict the outcome of any litigation arising, as a result of the declaration, the gambling regulators’ resulting conclusions or any future declarations.

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

For example, in April 2018, a putative class action lawsuit, Sean Wilson, et al. v. Playtika LTD, Playtika Holding Corp. and Caesars Interactive Entertainment, Inc., was filed against us in federal district court directed against certain of our social casino games, including Caesars Slots, Slotomania, House of Fun and Vegas Downtown Slots. The plaintiff alleged that our social casino games violate Washington State gambling laws and consumer protection laws. In August 2020, we entered into a settlement agreement, which was approved by the court in February 2021, to settle the Sean Wilson litigation. In addition, in December 2016, both a trademark infringement lawsuit was filed in Canadian court by Enigmatus, s.r.o. against Playtika Ltd., our subsidiary, and CIE regarding our use of the Slotomania trademarks, and a copyright lawsuit was filed against Wooga in a German court by a former freelance writer for additional remuneration. In October 2020, a patent infringement claim,

NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd., our subsidiary, and CIE in U.S. District Court, District of Nevada. The plaintiff alleges that we and CIE are infringing certain patents related to plaintiff’s games and is seeking monetary damages. See “Item 1—Legal Proceedings.”

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

Although we have players across the globe, we derive a significant portion of our revenues from a limited number of countries and are dependent on access to those markets. For example, for the nine months ended September 30, 2021, 70.7% of our revenues were derived from users located in the United States and 92.4% from users located in the United States, Canada, Europe and Australia. Our ability to retain paying players depends on our success in these geographies, and if we were to lose access to these markets or experience a decline in players in these geographies for any reason, it would have a material adverse effect on our business, financial condition and results of operations.

The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

The recent COVID-19 pandemic, epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China, and although there are multiple vaccines approved in various jurisdictions, the demand for the vaccines currently may exceed the supply in many jurisdictions in which we operate, and cases continue to exist across the globe, regardless of vaccine availability and rates of vaccination, including as a result of new variants, such as the Delta variant. Although the full extent of the impact from the COVID-19 pandemic on our business is unknown at this time, it could affect the health of our employees, or otherwise impact the productivity of our employees, third-party organizations with which we partner, or regulatory agencies we rely on, which may prevent us from delivering content in a timely manner or otherwise executing our business strategies. We have followed guidance by the U.S. and Israeli governments and the other local governments in which we operate to protect our employees and our operations during the pandemic and have implemented a remote environment for certain of our employees, and, as a result, may experience inefficiencies in our employees’ ability to collaborate. We have also experienced difficulty in our efforts to recruit and hire qualified personnel during this time. The COVID-19 pandemic could also affect the health of our consumers, which may affect sales of our virtual items in our games or result in lower-than-expected attendance at, or the cancellation of, events hosted by us (as has already occurred for a number of scheduled events). In addition, the COVID-19 pandemic has caused economic hardship, high unemployment rates and other disruptions, both in the United States and the rest of the world. Any of these impacts, including the prolonged continuation of these impacts, could adversely affect our business.

We cannot predict the other potential impacts of the COVID-19 pandemic on our business or operations, and there is no guarantee that any near-term trends in our results of operations will continue, particularly if the COVID-19 pandemic and the adverse consequences thereof continue for a long period of time. Another wave of infections, a continuation of the current environment, or any further adverse impacts caused by the COVID-19 pandemic could further deteriorate employment rates and the economy, detrimentally affecting our consumer base and divert player discretionary income to other uses, including for essential items. These events could adversely impact our cash flows, results of operations and financial conditions and heighten many of the other risks described in these “Risk Factors.” In addition, we could experience a decrease in user activity or spending after the COVID-19 pandemic subsides, which could adversely impact our cash flows, operating results, and financial condition.

If general economic conditions decline, demand for our games could decline. In addition, our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which could negatively impact our business.

In-game purchases involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of games and services like ours, during periods in which favorable economic conditions prevail. As a result, our games may be sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our marketing and promotional expenses, in an effort to offset that reduction, and could negatively impact our business. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, pandemics, terrorism, transportation disruptions, climate change or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by unemployment, higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels in decreased spending on our games, and could adversely impact our results of operations, cash flows and financial condition.

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

In the occurrence of a catastrophic event, including a global pandemic like the ongoing COVID-19 pandemic or the consequences of climate change, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in application development, lengthy interruptions in our services, breaches of data security and loss of critical data, such as player, customer and billing data as well as intellectual property rights, software versions or other relevant data regarding operations, and there can be no assurances that our insurance policies will be sufficient to compensate us for any resulting losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We track certain performance metrics, including the number of active and paying players of our games using a combination of internal and third-party analytics tools, including such tools provided by Apple, Facebook and Google. Our performance metrics tools have a number of limitations (including limitations placed on third-party tools, which are subject to change unilaterally by the relevant third parties) and our methodologies for tracking these metrics or access to these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal or external tools we use to track these metrics undercount or over-count performance or contain technical errors, the data we report may not be accurate, and we may not be able to detect such inaccuracies, particularly with respect to third-party analytics tools. In addition, limitations or errors with respect to how we measure data (or how third parties present that data to us) may affect our understanding of certain details of our business, which could affect our long-term strategies. We also may not have access to comparable quality data for games we acquire with respect to periods before integration, which may impact our ability to rely on such data. Furthermore, such limitations or errors could cause players, analysts or business partners to view our performance metrics as unreliable or inaccurate. If our performance metrics are not accurate representations of our business, player base or traffic levels, if we discover material inaccuracies in our metrics or if the metrics we rely on to track our performance do not provide an accurate measurement of our business or otherwise change, our reputation may be harmed and our business, prospects, financial condition and results of operations could be materially and adversely affected.

Our business depends on our ability to collect and use data to deliver relevant content and advertisements, and any limitation on the collection and use of this data could cause us to lose revenues.

When our players use our games, we may collect both personally identifiable and non-personally identifiable data about the player. Often we use some of this data to provide a better experience for the player by delivering relevant content and advertisements. Our players may decide not to allow us to collect some or all of this data or may limit our use of this data. Any limitation on our ability to collect data about players and game interactions would likely make it more difficult for us to deliver targeted content and advertisements to our players. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze player data. If that happens, we may not be able to successfully adapt to player preferences to improve and enhance our games, retain existing players and maintain the popularity of our games, which could cause our business, financial condition, or results of operations to suffer.

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

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate the report on our internal control over financial reporting beginning with our Annual Report of Form 10-K for the year ended December 31, 2021. Section 404 of the Sarbanes -Oxley Act of 2002 also requires our independent registered public accounting firm to attest to our evaluation of internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that cash flows generated from our operations, the proceeds from our January 2021 initial public offering, the issuance and sale of our Notes, and borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings in addition to our Revolving Credit Facility to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

Changes in tax laws, tax rates or tax rulings, or the examination of our tax positions, could materially affect our financial condition, effective tax rate, future profitability and results of operations.

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

Our effective tax rate for 2020 was 52.6% compared with 33.8% for 2019. In general, changes in applicable U.S. federal, state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, and in response to significant market volatility and disruptions to business operations resulting from the global spread of COVID-19, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2020, we have net operating loss carryforwards in certain jurisdictions, including Israel, Germany and U.S. of $31.1 million, $16.4 million, and $5.3 million, respectively. The net operating losses in Israel and Germany are carried forward indefinitely. A portion of the net operating losses in the U.S. expire from 2034 through 2038. If an ownership change were to occur under Sections 382 and 383 of the Code, the use of our U.S. federal and state net operating loss carryforwards could be limited and/or otherwise expired unused. An “ownership change” is generally defined as a greater than 50 percentage point change by value in a company’s equity ownership by certain stockholders over a rolling three-year period. Any such limitation or expiration could materially affect our ability to offset future taxable income with pre-change net operating losses.

We are a “controlled company” under the corporate governance rules of Nasdaq and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. If we rely on the exemptions available to a “controlled company” you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Our controlling stockholder, Playtika Holding UK, which is, in turn, indirectly controlled by Yuzhu Shi and his affiliates, continues to control a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•    the requirement that a majority of its board of directors consist of independent directors;

•    the requirement that its director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is comprised entirely of independent directors and that it adopts a written charter or board resolution addressing the nominations process; and

•    the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

A significant portion of our operations are outside of the United States, including our principal executive offices in Israel, and we generate a significant portion of our revenues from operations outside of the United States. For each of the nine months ended September 30, 2020 and 2021, we derived approximately 29.1% and 29.3%, respectively, of our revenues from sales to players outside of the United States. Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including:

•    challenges caused by distance, language and cultural differences;

•    the complexity of foreign laws, regulations and markets;

•    the uncertainty of enforcement of remedies in foreign jurisdictions;

•    higher costs associated with doing business internationally;

•    the effect of currency exchange rate fluctuations;

•    difficulties in staffing and managing international operations;

•    the impact of foreign labor laws and disputes;

•    the ability to attract and retain key personnel in foreign jurisdictions;

•    protectionist laws and business practices that favor local businesses in some countries;

•    the economic, tax and regulatory policies of local governments;

•    compliance with applicable anti-money laundering, anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business;

•    limitations on and costs related to the repatriation of funds;

•    compliance with applicable sanctions regimes regarding dealings with certain persons or countries;

•    restrictions on the export or import of technology;

•    trade and tariff restrictions;

•    variations in tariffs, quotas, taxes and other market barriers; and

•    difficulties in enforcing intellectual property rights in countries other than the United States.

Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations and policies or if the design of those policies and controls is incomplete or inadequate, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition. In addition, as we operate and sell internationally, we are subject to the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. While we have attempted to implement safeguards to discourage these practices by our employees, consultants and agents, violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which would negatively affect our business, results of operations and financial condition.

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

Additionally, while we maintain offices in the United States, most of our senior management and employees are located in our international offices, including our offices in Israel, Belarus, Ukraine and Romania, which subject us to added business, political and economic risks. As of September 30, 2021, we had operations in Australia, Austria, Belarus, Canada, Finland, Germany, India, Israel, Poland, Romania, Switzerland, Ukraine, the United Kingdom and the United States. We have in the past and may continue to experience disruption as a result of catastrophic events in the countries in which we operate. For example, we previously maintained a small office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.” For more information on risks related to our operations in Belarus, Ukraine and Romania, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.”

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

We maintain offices in Israel, and many of our employees and officers and directors are residents of Israel. Certain of our assets and the assets of these persons are located in Israel. Additionally, three of our five directors are residents of China. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not necessarily be enforced by an Israeli or Chinese court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel or China, as applicable. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel, as applicable. Israeli or Chinese courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel or China, as applicable, is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli or Chinese court agrees to hear a claim, it may determine that Israeli or Chinese law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli or Chinese law, as applicable. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

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

Belarus

Belarus has experienced mass protests throughout the country following the August 2020 election in response to allegations against the government of corruption and election fraud. Despite threats from Belarusian authorities of charges and arrests against demonstrators, protestors have continued to demonstrate. In August 2020, Internet access was restricted to Belarusian citizens, which many citizens and experts have attributed to the government, despite its claim that the disruption was caused by cybersecurity attacks. We have a significant research and development center in Belarus and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Belarus.

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

Romania

The current political environment in Romania is dynamic and may become unstable. In January 2017, the newly elected coalition government led by the Social Democratic Party passed a decree that would have decriminalized certain major corruption cases, which spurred large public protests throughout Romania. Prime Minister Florin Cîtu took over as prime minister in December 2020 and subsequently lost a parliamentary confidence vote on October 5, 2021. Separately, on-going recent military conflict in Ukraine has resulted in a negative impact in the region, affecting Romania’s political and economic outlook. Romania has a significant land border with Ukraine and, as a result, ongoing instability or military conflicts in Ukraine could have a significant and adverse effect on Romania’s economic and financial stability either directly or indirectly as a result of sanctions. We have a significant research and development center and a customer service center in Romania and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Romania.

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

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions only with respect to Israeli shekel (ILS) in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into additional hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Yuzhu Shi is a Chinese national and Giant is a Chinese company that indirectly control our controlling stockholder, Playtika Holding UK. For so long as a Chinese individual or company continues to exercise majority voting control over us, changes in U.S. and Chinese laws in the future may make it more difficult for us to operate as a publicly traded company in the United States.

Future developments in U.S. and Chinese laws may restrict our ability or willingness to operate as a publicly traded company in the United States for so long as Yuzhu Shi, who is a Chinese national, and Giant, which is a Chinese company, or other

Chinese investors, continue to beneficially own a significant percentage of our outstanding shares of common stock. The relations between China and the United States are constantly changing. During his administration, President Donald J. Trump issued a memorandum directing the President’s Working Group on Financial Markets to convene to discuss the risks faced by U.S. investors in Chinese companies and issued several executive orders restricting the operations of Chinese companies, such as the company that owns TikTok, in the United States. Additionally, the federal government has recently passed legislation, such as the Holding Foreign Companies Accountable Act, intended to protect American investments in Chinese companies and has proposed additional legislation intended to enhance the ability of American companies and technology to compete with Chinese technology. Relations between China and the U.S. under President Joseph R. Biden’s administration continue to be complex and uncertain. President Biden has issued executive orders barring American investment into certain Chinese companies and initiating national security reviews of software applications linked to foreign adversaries such as China, and the U.S. government has sanctioned numerous Chinese nationals and added Chinese companies to the Department of Commerce Entity List. The Chinese government has taken similar measures, including passing the Anti-Foreign Sanctions Law and imposing sanctions on American nationals and organizations.. In addition, various equity-based research organizations have published reports on Chinese companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. While we are not a Chinese company, any similar scrutiny of us, regardless of its merit, could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects. Additionally, should we be the subject of or indirectly covered by new legislation or executive orders addressed at protecting American investments in Chinese or Chinese-owned companies, our revenues and profitability would be materially reduced and our business and results of operations would be seriously harmed.

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

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Most of our games run on our private cloud computing systems that are run through two primary data centers in the United States and one primary data center in the European Union. Our servers located in these data centers are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could cause our games to become unavailable for a short or long period of time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, malicious attempts to cause platform unavailability, and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. Similarly, certain games rely on third-party data centers, which may have similar risks over which we would have less control. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and results of operations may suffer. We do not maintain insurance policies covering losses relating to our systems, other than losses caused by cyber attacks for which we have limited insurance coverage, and we do not have business interruption insurance, which may increase any potential harms that the business may suffer from systems failure or business interruptions.

Our success depends on the security and integrity of the games we offer, and security breaches or other disruptions could compromise our information or the information of our players and expose us to liability, which would cause our business and reputation to suffer.

We believe that our success depends in large part on providing secure games to our players. Our business sometimes involves the collection, storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Despite our security measures, our games may be vulnerable to attacks by hackers, players, vendors or employees or breaches due to malfeasance or other disruptions. Any security breach or incident that we have experienced, or may experience in the future, could result in, and has resulted in, unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability.

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

Our information technology has been, and in the future may be subject to, cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us could also be a source of security risks in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or players. As threats related to cyberattacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against cyber-attacks, it may not be sufficient to cover all possible claims stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed laws and regulations in the United States, Israel, the European Union, and other jurisdictions in which we operate, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

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

Our success depends on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future.

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

Further, the European Union has adopted comprehensive data privacy and security regulations. The European Union’s Regulation (EU) 2016/679 of the European Parliament and of the Council of 27 April 2016 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data, and repealing Directive 95/46/EC (General Data Protection Regulation), or the GDPR, which became effective in May 2018, imposes strict requirements on controllers and processors of personal data in the European Economic Area, or EEA, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created new compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. Further, beginning January 1, 2021, we have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. With respect to transfers of personal data from the EEA, to the United Kingdom, the European Commission adopted an adequacy decision for the United Kingdom on June 28, 2021, finding the United Kingdom ensures an adequate level of data protection. Following the adoption of the adequacy decision, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. These changes may lead to additional costs and increase our overall risk exposure.

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

The United Kingdom enacted the “Age Appropriate Design Code”, a statutory code of practice pursuant to the United Kingdom Data Protection Act 2018. This code came into force on September 2, 2020, and became enforceable on September 2, 2021. The code requires online services, including our games that are likely to be accessed by children under 18, to put the best interests of the child’s privacy first in the design, development and data-related behavior of the game. The UK government is also separately consulting on legislation in relation to user safety online. It is possible that other countries within and outside the European Union will follow with their own codes or guidance documents relating to processing personal information from children or in relation to online harms; currently, four other countries are considering or have issued drafts of similar codes: France, Denmark, Ireland, and Switzerland. Additionally, in March 2021, the Centre for Law and Digital Technologies of Leiden University produced a code for children’s rights. These may result in substantial costs and may necessitate changes to our business practices which may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.

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

In addition, we cannot assure you that we will be able to maintain consumer value in our trademarks, copyrights or other intellectual property rights in our technologies, designs, software and innovations, and the measures we take to protect our intellectual property rights may not provide us with a competitive advantage. If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends, which could result in competitive harm. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks. Additionally, in October 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd., our subsidiary, and CIE in U.S. District Court, District of Nevada alleging infringement of certain patents related to the defendant’s games. See “Item 1—Legal Proceedings.”

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

In the future, we may make claims of infringement against third parties, or make claims that third-party intellectual property rights are invalid or unenforceable. These claims could:

•    cause us to incur greater costs and expenses in the protection of our intellectual property;

•    potentially negatively impact our intellectual property rights, for example, by causing one or more of our intellectual property rights to be ruled or rendered unenforceable or invalid; or

•    divert management’s attention and our resources.

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

We license certain intellectual property rights from third parties, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our Caesars Slots and World Series of Poker games from CIE. Combined revenues derived from these games accounted for 14.3% and 15.1% of our revenues in each of the nine months ended September 30, 2020 and 2021, respectively. Even if games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing licenses or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

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

We cannot assure you that our business activities and games will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We have in the past and may in the future be subject to litigation alleging that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors, non-practicing entities and former employers of our personnel. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks. In addition, on October 26, 2020, a patent infringement lawsuit was filed in the U.S. District Court, District of Nevada against Playtika Holding Corp., Playtika Ltd. and CIE regarding our use of certain patents related to certain of the defendant’s games. See “Item 1—Legal Proceedings.” A successful claim of infringement by a third party against us, our games or one of our licensees in connection with the use of our technologies, game mechanics or procedures, or an unsuccessful claim of infringement made by us against a third party or its products or games, could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•    be expensive and time consuming to defend or require us to pay significant amounts in damages;

•    result in invalidation of our proprietary rights or render our proprietary rights unenforceable;

•    cause us to cease making, licensing or using games that incorporate the applicable intellectual property;

•    require us to redesign, reengineer or rebrand our games or limit our ability to bring new games to the market in the future;

•    require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product or process;

•    impact the commercial viability of the games that are the subject of the claim during the pendency of such claim; or

•    require us to stop selling the infringing games.

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

General Risks

The price of our common stock may fluctuate substantially.

The market price of our common stock has been volatile since our initial public offering. The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•    changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•    quarterly variations in our or our competitors’ results of operations;

•    periodic fluctuations in our revenues, which could be due in part to the way in which we recognize revenues;

•    the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•    future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases or lock-up waivers;

•    the trading volume of our common stock;

•    general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•    changes in operating performance and stock market valuations of other technology and entertainment companies generally, or those in the games industry in particular;

•    actual or anticipated changes in regulatory oversight of our industry;

•    the loss of key personnel, including changes in our board of directors and management;

•    programming errors or other problems associated with our products;

•    legislation or regulation of our market;

•    lawsuits threatened or filed against us, including litigation by current or former employees alleging wrongful termination, sexual harassment, whistleblower or other claims;

•    the announcement of new games, products or product enhancements by us or our competitors;

•    announced or completed acquisitions of businesses or technologies by us or our competitors;

•    announcements related to patents issued to us or our competitors and related litigation; and

•    developments in our industry.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

In addition, in the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

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

The trading market for our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock.

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

•    our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•    after the date on which Playtika Holding UK and its affiliates cease to beneficially own, in the aggregate, more than 50% in voting power of our stock entitled to vote generally in the election of directors (a “Triggering Event”), our board of directors will be divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•    after a Triggering Event, our stockholders may not act by written consent, which will force stockholder action to be taken at an annual or special meeting of our stockholders;

•    a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•    our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•    our board of directors may alter our bylaws without obtaining stockholder approval;

•    the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•    stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•    our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

While we have previously declared or paid cash dividends on our capital stock, we currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be restricted by our Credit Agreement or any future debt or preferred securities or future debt agreements we may enter into. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Becoming a public company increases our compliance costs significantly and requires the expansion and enhancement of a variety of financial and management control systems and infrastructure and the hiring of significant additional qualified personnel.

Prior to January 2021, we were not subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. We have been working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, significant changes in these and other areas. However, the expenses that will be required in order to adequately operate as a public company could be material, and have not been reflected in our historical financials prior to January 2021. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management and will also require us to successfully hire and integrate a significant number of additional qualified personnel into our existing finance, legal, human resources and operations departments.

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

Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act of 1933, as amended, or the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.        EXHIBITS

Exhibits	Description
4.1
First Supplemental Indenture and Subsidiary Guarantee, dated August 26, 2021, among Playtika Holding Corp., Playtika ST Holding GmbH, Seriously Digital Entertainment Oy, Supertreat GmbH, Wooga GmbH, Wooga ParentCo DE GmbH and Wilmington Trust, National Association, as trustee

10.1#	Employment Agreement, dated as of August 17, 2016, by and between Playtika Ltd. and Erez Rachmil
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

#    Indicates management contract or compensatory plan.

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
Dated as of November 3, 2021