Form 10-K
period 2021-12-31
Playtika Holding Corp.
filed 2022-03-02
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2021

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
Herzliya Pituach, Israel
972-73-316-3251
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PLTK	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $1.9 billion. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of February 24, 2022, the registrant had 412,092,771 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Playtika Holding Corp.’s 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PLAYTIKA HOLDING CORP.
FORM 10-K

The following terms are used in this Annual Report on Form 10-K unless otherwise noted or indicated by the context:
“Alpha” means Alpha Frontier Limited, a company formed under the laws of the Cayman Islands.
“ASC” means Accounting Standards Codification.
“ASU” means Accounting Standards Update.
“Average Revenue per Daily Active User” or “ARPDAU” means (i) the total revenue in a given period, (ii) divided by the number of days in that period, (iii) divided by the average Daily Active Users during that period.
“Average Revenue per Paying User” or “ARPPU” means (i) the total revenue derived from the purchase of in-game virtual items in a given period, (ii) divided by the number of days in that period, (iii) divided by the average DPUs during the period.
“Bridge Facility” means our senior secured 363-day bridge loan facility entered into August 20, 2019.
“CIE” means Caesars Interactive Entertainment, Inc.
“Credit Agreement” means our Credit Agreement, dated as of December 10, 2019, by and among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto, as amended, which includes the Credit Facilities, consisting of the Revolving Credit Facility and the Term Loan.
“Credit Facilities” means our Revolving Credit Facility and Term Loan, each pursuant to the Credit Agreement.
“Daily Active Users” or “DAUs” means the number of individuals who played one of our games during a particular day on a particular platform. Under this metric, an individual who plays two different games on the same day is counted as two DAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks on the same day would be counted as two Daily Active Users. Average Daily Active Users for a particular period is the average of the DAUs for each day during that period.
“Daily Payer Conversion” means (i) the total number of Daily Paying Users, (ii) divided by the number of Daily Active Users on a particular day. Average Daily Payer Conversion for a particular period is the average of the Daily Payer Conversion rates for each day during that period.
“Daily Paying Users” or “DPUs” means the number of individuals who purchased, with real world currency, virtual currency or items in any of our games on a particular day. Under this metric, an individual who makes a purchase of virtual currency or items in two different games on the same day is counted as two DPUs. Similarly, an individual who makes a purchase of virtual currency or items in any of our games on two different platforms (e.g., web and mobile) or on two different social networks on the same day could be counted as two Daily Paying Users. Average Daily Paying Users for a particular period is the average of the DPUs for each day during that period.
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“Hazlet” means Hazlet Global Limited, a company organized and existing under the laws of the British Virgin Islands.

“Monthly Active Users” or “MAUs” means the number of individuals who played one of our games during a calendar month on a particular platform. Under this metric, an individual who plays two different games in the same calendar month is counted as two MAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks during the same month would be counted as two Monthly Active Users. Average Monthly Active Users for a particular period is the average of the MAUs for each month during that period.
“GAAP” means accounting principles generally accepted in the United States.
“Giant” means Giant Investment Co., Ltd.
“Nasdaq” means the Nasdaq Global Select Market.
“Notes” means our $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 pursuant to an indenture dated March 11, 2021.
“Playtika,” the “Company,” “we,” “us” and “our” mean Playtika Holding Corporation and its subsidiaries.
“Playtika Holding UK” means Playtika Holding UK II Limited, a company formed under the laws of England and Wales, and a wholly owned subsidiary of Alpha.
“Revolving Credit Facility” means our $600.0 million senior secured revolving credit facility pursuant to the Credit Agreement.
“SEC” means the Securities and Exchange Commission.
“Term Loan” means our $1,900.0 million senior secured first lien term loan pursuant to the Credit Agreement.

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
•risks related to our international operations and ownership, including our significant operations in Israel, Ukraine and Belarus and the fact that our controlling stockholder is a Chinese-owned company;
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

We have a powerful combination of scale, growth and operating cash flow. In the year ended December 31, 2021, we generated $2,583.0 million in revenues, net income of $308.5 million and $982.7 million in Adjusted EBITDA, representing a net income margin of 11.9% and an Adjusted EBITDA Margin of 38.0%.

We were founded in Israel in 2010, when we released our first game, Slotomania, which remains the largest game in our portfolio based on revenues as of December 31, 2021. On January 15, 2021, we became a publicly traded company with our common stock traded on the Nasdaq Global Select Market under the ticker symbol “PLTK .”

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

We are experts in live operations

We run best-in-class live operations for our games, which drive the successful engagement and monetization of our users. Through our live operations, we actively manage and enhance players’ in-game experiences by analyzing individual gameplay and designing game experiences suited to user preferences. By delivering content, offers, and features to users at the right times during their gameplay, we drive paying user conversion, continued monetization, and long-term paying user retention. Our proprietary Playtika Boost Platform provides our game studios with the core technical functionality and live operations services infrastructure needed to run games at scale and rapidly incorporate the latest available functional enhancements.

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

Founder-led management team with longstanding tenure at Playtika

We are led by our visionary co-founder, Robert Antokol, who has managed Playtika since inception, transforming the company from a small games business, through numerous acquisitions and steady organic growth, to become one of the largest mobile games platforms in the world. Further, most of our senior management team has been working with us for the significant majority of the Company’s history. We believe the tenure of our executive management team has created a chemistry that reinforces stability in our culture and strategy.

Successful track record of pursuing value accretive acquisitions

Our acquisition strategy is focused on identifying and acquiring games with broad appeal that we believe can benefit from the Playtika Boost Platform, our operational experience, and our live operations services. We maintain a highly disciplined approach to acquisitions, and have a proven history of making acquisitions at attractive prices and achieving meaningful synergies. Most recently, in August 2021, we acquired 80% of the issued and registered shares and options of Reworks Oy, a Finland based mobile game developer and the studio behind the design entertainment app, Redecor.

Data-driven performance marketing capabilities drive our high-ROI user acquisition

We leverage our centralized marketing team to achieve efficiencies across our portfolio of games. Our performance marketing capabilities focus on cost-effectively acquiring users. Our user acquisition strategy is centered on a payback period methodology and we optimize spend between the acquisition of new users and the reactivation of inactive players. Our Daily Payer Conversion increased from 2.6% in the year ended December 31, 2020 to 2.9% in the year ended December 31, 2021, and our ARPDAU increased from $0.58 in the year ended December 31, 2020 to $0.68 in the year ended December 31, 2021. In addition, our average DPUs increased from 0.29 million in the year ended December 31, 2020 to 0.30 million in the year ended December 31, 2021.

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

The Playtika Boost Platform includes:

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

Feature Development

We are experts at creating features and player experiences that optimize player engagement, intended to result in increased conversion and monetization. We are focused on continuing to implement and enhance features that keep games fresh and increase user engagement, including awarding in-game virtual items, providing engaging new game themes, motifs, challenges and in-game missions, as well as in-game chat and messaging capabilities. We serve these features to our users based on their preferences and the optimal timing during each player’s gameplay.

Our Acquisitions Strategy

We maintain a highly disciplined approach to acquisitions, and have a proven history of acquiring games and game studios at attractive prices and achieving meaningful synergies from those games by leveraging our live operations services, including the Playtika Boost Platform. Over the past 10 years, we have successfully acquired a number of mobile games and studios, including Reworks (2021), Seriously (2019), Supertreat (2019), Wooga (2018), Jelly Button (2017), House of Fun (2014), World Series of Poker (2013) and Bingo Blitz (2012).

Generally, our strategy involves identifying potential acquisition targets that fall into one of five categories:

•Newly developed or underperforming games with a proven game concept in our core genres to facilitate improvement in engagement, monetization, and retention;
•Established games in our core genres, to increase the trajectory of the games; or
•Non-traditional games and gamifiable applications that expand our reach to adjacent categories;
•Businesses and applications that enable us to further leverage our existing technology and capabilities to offer live-ops and monetization solutions to game developers;
•Acquisitions to enhance our marketing or technology capabilities.

After an acquisition, we deploy our live operations services and, if appropriate for the acquired game, app or studio, seek to integrate them into the Playtika Boost Platform, providing access to our technical infrastructure. Our ability to quickly integrate acquisitions and realize synergies enables us to compete effectively against other bidders. Additionally, our geographic diversity allows us to integrate acquisition targets, especially studios located in Europe near our other studios and our headquarters in Israel. We view acquisitions as an effective strategy to expand the scale and scope of our mobile games and as a complementary strategy to new game development.

Marketing and Player Lifecycle Management

Over our eleven year history, we have gained significant expertise in acquiring new users, converting users to payers, retaining active users, and re-engaging inactive ones. Our success stems from a deep and nuanced understanding of the key aspects of data-based marketing strategies applicable to our industry, including how to measure successful user acquisition as it relates to mobile games, where to allocate marketing spend, how to optimize media buying budgets, and how to design ads that attract users who are likely to install and play our games.

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

Re-targeting

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

Our Portfolio of Games

Our portfolio includes 24 games, 11 of which we actively manage and promote, and our top ten games collectively represented 98.9% of our revenues for the year ended December 31, 2021. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and casino-themed games. For the year ended December 31, 2021, our casual games generated 48.7% of our revenues, with our casino-themed games accounting for the remaining 51.3%. Our oldest and largest game franchises have accounted for a significant portion of our growth. Our two largest games, Slotomania and Bingo Blitz, generated approximately half of our revenues for the year ended December 31, 2021.

Overview of Top 10 Games

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
•Redecor is a leading mobile app that combines elements of home design and mobile gaming.

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
Competition

We face significant competition in all aspects of our business. Our primary competitors include Tencent Holdings, Activision Blizzard, Electronic Arts, Take-Two Interaction, Zynga, AppLovin and Product Madness/Big Fish Games. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of offline and online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, breadth and depth of gameplay, ability to create or license compelling content, brand awareness and reputation and access to distribution channels.

We believe these factors, among other things, enable us to compete effectively in the market. Our industry and the markets for our games, however, are highly competitive, rapidly evolving, fragmented and subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. Successful execution of our strategy depends on our continuous ability to attract and retain players, expand the market for our games, convert inactive players into paying users, maintain a technological edge and offer new capabilities to players. In some cases, we compete against gaming operators who could expand their product lines to include more directly competitive games that could compete with our content.

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

Intellectual Property

We consider our intellectual property rights, including our trademarks, copyrights, and trade secrets, in the aggregate, material to our business. We endeavor to protect our investment in our intellectual property by seeking protection in the jurisdictions where we do business, as appropriate. We generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our games. As of February 1, 2022, we owned approximately 857 registered trademarks in the United States, and approximately 869 registered trademarks in jurisdictions outside of the United States. Additionally, many of the feature elements of our games, including game characters, are subject to copyright protection.

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

Government Regulation

We are subject to various state, federal and international laws and regulations that apply to companies operating online, including over the internet and mobile platforms, such as those relating to privacy, data security, consumer protection, protection of minors, online safety, advertising and marketing, intellectual property, competition, and taxation, among others, all of which are continuously evolving and developing. As we offer our games in many countries worldwide, foreign jurisdictions may claim we are required to comply with local laws, including in jurisdictions where we have no local presence, offices, or other equipment. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. The scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may conflict. Additional laws in these and other areas affecting our business are likely to be enacted in the future, which could limit or require changes to the ways in which we conduct our business and could both increase our compliance costs and decrease our revenues.

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

Some of our games are based upon traditional casino games, such as slots and poker. We believe that our games and game features do not constitute gambling and are intended for entertainment purposes only. Our games do not offer an opportunity to win real money. However, there is significant opposition in some jurisdictions to social gaming, including social casino gaming, and some jurisdictions have expressed concern that social casino games, in particular, present significant risks of encouraging gambling behavior especially with respect to children and people who already have gambling problems. Anti-gaming groups in several states and countries have specifically targeted social casino games, which could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino gaming specifically. For example, a bill introduced in Australia in 2020 would amend that country’s Interactive Gambling Act of 2001 to ban online social casino games. These opposition efforts could lead to a prohibition on social gaming or social casino gaming altogether, restrict our ability to advertise our games or substantially increase our costs to comply with regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business. Furthermore, in 2020 and 2021 plaintiffs in several U.S. states sued Apple and/or Google alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social casino games, including certain of our social casino games. We cannot predict the outcome of these lawsuits and these lawsuits, or similar suits in the future, could cause Google, Apple, or other third-party platform providers to deny our social casino games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our business.

Additionally, the United States Court of Appeals for the Ninth Circuit has previously held that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including us. In April 2018, a putative class action lawsuit was filed against us in federal district court, alleging that certain of our social casino games, among other things, violate Washington State gambling laws and consumer protection laws. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. Additional legal proceedings targeting our games and claiming violations of state, federal or foreign laws, including gambling laws, could occur, based on the unique and particular laws of each jurisdiction, particularly as litigation and regulations continue to evolve. See “Legal Proceedings” and “Risk Factors—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” for more information.

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

There has been considerable focus on in-game offers to purchase virtual goods or premiums with real world currency (or with virtual in-game currency that can be purchased with real world currency) for which the player doesn’t know prior to purchase the specific digital goods or premiums they will be receiving (sometimes referred to as loot boxes, crates, or mystery prizes). Some commentators have noted that these features are similar to gambling because users are providing something of value for the chance to win a prize, with a large number of prizes having relatively modest value or utility and fewer having significant value or utility. The U.S. Federal Trade Commission, or the FTC, held a public workshop on loot boxes in August 2019, and at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed to minors. Loot boxes have been banned in Belgium and the Netherlands, and gambling regulators in at least 16 jurisdictions (Austria, Czech Republic, France, Gibraltar, Ireland, Isle of Man, Jersey, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Spain, Washington State, United States, and the United Kingdom) signed an agreement in 2018 to investigate the role of loot boxes in digital games. China has imposed stringent requirements and limitation on the offering of loot boxes including, among other things, that loot boxes cannot be acquired with real money or virtual currency, that all items available in loot boxes must be obtainable through other means, and the odds of winning must be published. Japan has been advancing a self-regulatory approach to loot boxes. The outcome of many of these initiatives is not yet known, but we anticipate there may be legislation forthcoming in at least some of these jurisdictions that could affect how we offer these features which could negatively affect our revenues.

Data Privacy and Security

We are an Israeli headquartered company with users around the globe. We collect, process, store, use, and share data, some of which contains personal information, in connection with operating our business. Consequently, our business is subject not only to the Israeli Protection of Privacy Law, 5741-1981, or the PPL, and the Privacy Protection Regulations (Data Security), 5777-2017, but also to a number of U.S. and international laws and regulations governing data privacy and security, including with respect to the collection, processing, storage, use, transmission, sharing, and protection of personal information and other consumer data. Such laws and regulations may be inconsistent across jurisdictions or conflict with other rules. The applicability of these laws and regulations to us, and their scope and interpretation, are often uncertain, particularly with respect to laws and regulations outside the United States.

For example, the European Union has adopted strict data privacy and security regulations. The European Union’s GDPR, which became effective in May 2018, imposes strict requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created new compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. Further, we had to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. These changes may lead to additional costs and increase our overall risk exposure.

In addition, the scope of data privacy regulations worldwide continues to evolve. Further, new, increasingly restrictive regulations are coming into force all around the world, such as in China, Belarus, Thailand and Brazil, but also within the United States. For example, in 2018, California enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020.

In short, the CCPA:

•provides California consumers, and employees as of January 1, 2023, with new rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared;

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

The effects of the CCPA are significant and have required, and could continue to require, us to modify our data, security, and marketing practices and policies, and to incur substantial costs and expenses in an ongoing effort to comply with the CCPA and other applicable data protection laws Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Both Virginia and Colorado have enacted similar legislation to the CCPA, and other states are considering similar legislation. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities.

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

Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions. Additionally, the Israel Privacy Protection Authority, or the Privacy Protection Authority, may issue a public statement that an entity violated the PPL, and such a determination could potentially be used against such entity in civil litigation. The Israeli Ministry of Justice has introduced amendments to the PPL designed, among other things, to enhance the Privacy Protection Authority’s investigative and enforcement powers (including powers to impose fines) and to broaden data subject rights.

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

Human Capital

As of December 31, 2021, we had approximately 4,000 employees. We believe our people are one of our most important competitive advantages. We rely on our highly skilled, technically trained and creative employees with desirable skill sets, including game designers, engineers and project managers, to develop new technologies and create innovative games.

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

We offer comprehensive compensation and benefits packages to our employees, including, for our U.S. employees, a 401(k) Plan, medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance and life and accidental death disability insurance. Generally, our non-U.S. employees are eligible for welfare benefits, annual vacation leave, sick leave, convalescence pay, transportation expense reimbursement, advanced study funds, life and disability insurance and other customary or mandatory social benefits. We also offer stock-based compensation as a way to attract and retain key talent. See Note 10, Equity Transactions and Stock Incentive Plan, to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-based compensation” for further discussion of our benefit plans and stock-based compensation.

Facilities

We lease facilities in approximately 30 locations throughout the world, including locations in Israel, the United States, Australia, Austria, Belarus, Canada, Finland, Germany, Poland, Romania, Switzerland, Ukraine, and the United Kingdom. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

Website and Available Information

Our principal executive offices are located at HaChoslim St 8 Herzliya Pituach, Israel and our telephone number is 972-73-316-3251. Our website address is www.playtika.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this filing.

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

Our games are primarily accessed and operated through platforms operated by Apple, Facebook and Google. A significant number of the virtual items that we sell to paying players are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2021, 73.4% of our revenues were generated through the iOS App Store, Facebook, and Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

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

If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions, or experienced issues with their features that permit our players to purchase virtual items. Additionally, we rely on three separate third-party online payment service providers to process any payments generated on games accessed and operated on our own Direct-to-Consumer platforms. If any of these third-party service providers is unable to process payments, even for a short period of time, our business would be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we do not adhere to the terms and conditions of our platform providers, the platform providers may take actions to limit the operations of, suspend or remove our games from the platform, and/or we may be exposed to liability or litigation. For example, in August 2020, Epic Games, Inc., or Epic Games, attempted to bypass Apple and Google’s payment systems for in-game purchases with an update that allowed users to make purchases directly through Epic Games in its game, Fortnite. Apple and Google promptly removed Fortnite from their respective app stores, and Apple filed a lawsuit seeking injunctive relief to block the use of Epic Games’ payment system and seeking monetary damages to recover funds made while the updated version of Fortnite was active. Apple was awarded the monetary damages to recover these funds, although the case is under appeal as of the date of this annual report.

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

Our business is dependent on the success of a limited number of games and on our ability to consistently enhance and improve upon games that achieve significant popularity. Historically, we have depended on such games for a majority of our revenues and we expect that this dependency will continue for the foreseeable future. For example, for the years ended December 31, 2021 and 2020, our top two games by revenue, Slotomania and Bingo Blitz, collectively generated approximately half of our revenues for each period. For a game to remain popular and to retain players, we must constantly enhance, expand and upgrade the game with new features, offers, and content that players find attractive. As a result, each of our games requires significant product development, marketing and other resources to develop, launch and sustain popularity through regular upgrades, expansions and new content, and such costs on average have increased over time. Even with these investments, we may experience sudden declines in the popularity of any of our games and fluctuations in the number of daily average users and monthly average users.

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

Revenues of free-to-play games typically rely on a small percentage of players who spend moderate or large amounts of money in games to receive special advantages, levels, access and other features, offers, or content. The vast majority of users play for free or only occasionally spend money in games. As a result, compared to all users who play our games in any period, only a small percentage of such users were paying users. For example, for the year ended December 31, 2021, our average Daily Payer Conversion was 2.9%. In addition, a large percentage of our revenues comes from a small subset of these paying users. Because many users do not generate revenues, and each paying user does not generate an equal amount of revenues, it is particularly important for us to retain the small percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our games and could have a material adverse effect on our business, financial condition and results of operations.

We invest in new user acquisition and on monetization strategies to convert users to paying users, retain our existing paying users and maintain or increase the spending levels of our paying users. As privacy rules continue to evolve, the effectiveness of our user acquisition activities may go down, and the cost of those activities may increase. If our investments on new user acquisition and monetization strategies do not produce the desired results, we may fail to attract, retain or monetize users and may experience a decrease in spending levels of existing paying users, any of which would result in lower revenues for our games and could have a material adverse effect on our business, financial condition and results of operations.

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

Our games are available to players for free, and we generate nearly all of our revenues from the sale of virtual items when players make voluntary in-game purchases. For example, in each of the years ended December 31, 2021 and 2020, we derived 97.1% of our revenues from in-game purchases.

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

Historically, a significant portion of our growth has been as a result of our acquisition of complementary studios and games, rather than in-house development, including our acquisition of Wooga GmbH, or Wooga, in 2018, Supertreat GmbH, or Supertreat, in 2019, Seriously Holding Corp., or Seriously, in 2019, and Reworks Oy, or Reworks, in 2021. and we anticipate that acquisitions will continue to be an important source of growth in the near future. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify quality games, applications and businesses and complete commercially viable acquisitions. We cannot assure you that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to successfully grow through these types of transactions also depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

•failure to identify acquisition, investment or other strategic alliance opportunities that we deem suitable or available on favorable terms;
•problems integrating acquired businesses, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•unsuccessful efforts to expand and unanticipated challenges in entering into new categories of games and applications, including design entertainment and home design;
•problems properly valuing prospective acquisitions, particularly those with limited operating histories;
•failure to fully identify potential risks and liabilities associated with acquired businesses;
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

In addition, obtaining and maintaining high ratings of our games on the platforms on which we operate are important as they help drive users to find our games. If the ratings of any of our games decline or if we receive significant negative reviews that result in a decrease in our ratings, our games could be more difficult for players to find or recommend. In addition, we may be subject to negative review campaigns or defamation campaigns intended to harm our ratings. Any such decline may lead to loss of users and revenues, additional advertising and marketing costs, and reputation harm.

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

We are a highly leveraged company. In March 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (our “Notes”) in a private offering pursuant to an indenture dated March 11, 2021 (the “Indenture”). As of December 31, 2021, we had $2,485.8 million aggregate principal amount of outstanding indebtedness, in addition to $600.0 million available for borrowing under our Revolving Credit Facility at that date. For the year ended December 31, 2021, we made net principal payments of $489.2 million and paid $93.9 million for interest. Our indebtedness also may include senior secured credit facilities if drawn upon, which we refer to herein as the Credit Facilities, consisting of a $600 million senior secured revolving credit facility, which we refer to herein as the Revolving Credit Facility, and a $1,900 million senior secured first lien term loan, which we refer to herein as the Term Loan. The Credit Facilities were provided pursuant to a credit agreement, which we refer to herein as the Credit Agreement, dated as of December 10, 2019, by and among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties thereto, as amended.

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

While the vast majority of our revenues are generated by in-game purchases, a growing portion of our revenues are generated from the sale of in-game advertisements. For example, in each of the years ended December 31, 2021 and 2020, we derived 2.9% of our revenues from in-game advertising. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. Alternatively, if our advertising inventory is unavailable and the demand exceeds the supply, this limits our ability to generate further revenues from in-game advertising, particularly during peak hours and in key geographies. Further, a full inventory may divert advertisers from seeking to obtain advertising inventory from us in the future, and thus deprive us of potential future in-game advertising revenues. This could have a material adverse effect on our reputation and our business, financial condition and results of operations.

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

As of December 31, 2021, Yuzhu Shi controls shares representing a majority of our combined voting power through his indirect interest in Playtika Holding UK II Limited, or Playtika Holding UK and its affiliates. As long as Yuzhu Shi continues to control shares representing a majority of our voting power, he will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors (unless supermajority approval of such matter is required by applicable law and our amended and restated certificate of incorporation). In the ordinary course of his business activities, Yuzhu Shi may engage in activities where his interests may not be the same as, or may conflict with, the interests of our other stockholders. Even if Yuzhu Shi were to control less than a majority of our voting power, he may be able to influence the outcome of corporate actions so long as he controls a significant portion of our voting power. For example, as we previously disclosed in June 2021, Yuzhu Shi and certain affiliates of Yuzhu Shi entered into an agreement that, if consummated, would have entitled Giant Network Group Co. Ltd., or Giant, a publicly traded company on the Shenzhen Stock Exchange, to be transferred beneficial ownership of certain shares of ours currently owned by Mr. Shi and his affiliates, the result of which would have been that Giant would control the voting power of the shares of our common stock and would permit Giant to consolidate us for accounting purposes. Had that transaction been consummated, Giant informed us that they would have been required to obtain the approval of its board of directors for substantially all potential acquisitions by it or its consolidated subsidiaries, including acquisitions by us, and, in certain cases, approval from Giant’s stockholders, which could have created potential conflicts between Yuzhu Shi’s affiliates and us on our acquisition strategies. Further, Giant informed us that had the transaction been consummated, substantially all derivative transactions and other extraordinary transactions undertaken by Playtika would need to be approved by Giant’s board of directors. While that transaction was abandoned, Mr. Shi and his affiliates may, in his and their discretion, seek to consummate similar transactions in the future, and we would not be able to prevent such transactions from being consummated.

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

It is possible that other courts or regulatory agencies could adopt similarly broad definitions of prize. Additionally, after being restricted in Belgium and the Netherlands, the United Kingdom House of Lords has issued a report recommending that loot boxes be regulated within the remit of gambling legislation and regulation. See “Business—Government Regulation.” In Australia, there is a proposed Classification Amendment (Loot Boxes) Bill focused on banning loot boxes for minors and preventing the access of loot boxes by minors through classification guidelines. In Spain, the national gambling regulator launched a consultation on the regulation of loot boxes, which ran until March 31, 2021, and asked, among other things, whether loot boxes should come under the remit of Spain’s existing gambling legislation or should be regulated under an additional gambling or consumer protection-led regulatory framework, and whether the government should promote self-regulation. As a result, there may be new measures and decisions on the regulation of loot boxes in Spain. In Brazil, class action lawsuits, including lawsuits against Garena, Activision Blizzard, EA Games, Nintendo, Riot Games, Ubisoft and Valve, Apple, Microsoft, Google and Sony, regarding loot boxes may result in new loot box standards and could result in debate and new legislation. For legislation regarding protection of particular minors, See “Risk Factors— Risks Related to Our Information Technology and Data Security— Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our or our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business.”

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

In a recent case, the U.S. Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including us. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Business—Legal Proceedings.”

In September 2018, sixteen gambling regulators signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino gaming. The regulators committed to work together to analyze the characteristics of video games and social gaming, and to engage in an informed dialogue with the video game and social gaming industries to ensure the appropriate and efficient implementation of applicable laws and regulations. The regulators also indicated they would work closely with their consumer protection enforcement agencies. In May 2019, the regulators presented their conclusions and encouraged national consumer protection authorities to continue to be involved in the debate over the blurring of lines between gambling and video game products, while recognizing that ultimately whether these activities trigger the implementation of gambling regulation would depend on each nation’s gambling definition. Many other similar cases have been filed in the United States related to allegations regarding legality of loot boxes and purported gambling within video games products. For example, since 2020, there have been many cases filed against social casino game developers, and our third-party platform providers, alleging that social casino games violate various state’s gambling laws, including cases in California, Washington, Mississippi, Alabama, Connecticut, Georgia, New York, Ohio and New Mexico. In addition, at least four cases have been filed in California since 2020 alleging that loot boxes contained in games constitute gambling in violation of California law. We cannot predict the likelihood, timing, scope or terms of any actions taken, nor can we predict the outcome of any litigation arising, as a result of the declaration, the gambling regulators’ resulting conclusions or any future declarations.

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

Additionally, new laws and regulations, or new interpretations or applications of existing laws and regulations in a manner inconsistent with our practices, have restricted, and may continue to restrict, our games, limit our ability to pursue certain business models, require us to incur substantial costs, expose us to civil or criminal liability, or cause us to change our business practices. These laws and regulations are evolving and involve matters relating to our business, including, among others, consumer protection laws such as the EU’s New Deal for Consumers and whistleblowing laws, such as the EU Whistleblower Directive, which could result in monetary penalties and create a range of new compliance obligations.

Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition.

We have been party to, are currently party to, and in the future may become subject to additional legal proceedings in the operation of our business, including, but not limited to, with respect to consumer protection, gambling-related matters, securities laws matters, employee matters, alleged service and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments.

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

In October 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd., our subsidiary, and CIE in U.S. District Court, District of Nevada. The plaintiff alleges that we and CIE are infringing certain patents related to defendant’s games and is seeking monetary damages. On July 7, 2021, the trial court issued an order finding each of the plaintiff’s asserted patents invalid as failing to comply with certain legal requirements and dismissing the lawsuit as to all parties. On July 19, 2021, the plaintiff appealed the trial court’s decision to the Court of Appeals for the Federal Circuit.

On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. The complaint seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. See “Business—Legal Proceedings.”

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

Additional legal proceedings targeting our games and claiming violations of state, federal or foreign laws could occur, based on the unique and particular laws of each jurisdiction, particularly as litigation claims and regulations continue to evolve. We cannot predict the outcome of any legal proceedings to which we may be a party, any of which could have a material adverse effect on our results of operations, cash flows or financial condition.

We rely on a limited number of geographies for a significant portion of our revenues.

Although we have players across the globe, we derive a significant portion of our revenues from a limited number of countries and are dependent on access to those markets. For example, for the year ended December 31, 2021, 70.3% of our revenues were derived from users located in the United States and 94.8% from users located in the United States, Canada, Europe and Australia. Our ability to retain paying players depends on our success in these geographies, and if we were to lose access to these markets or experience a decline in players in these geographies for any reason, it would have a material adverse effect on our business, financial condition and results of operations.

The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

The recent COVID-19 pandemic, epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China, and although there are multiple vaccines approved in various jurisdictions, the demand for the vaccines currently may exceed the supply in many jurisdictions in which we operate, and cases continue to exist across the globe, regardless of vaccine availability and rates of vaccination, including as a result of new variants, such as the Omicron variant. Although the full extent of the impact from the COVID-19 pandemic on our business is unknown at this time, it could affect the health of our employees, or otherwise impact the productivity of our employees, third-party organizations with which we partner, or regulatory agencies we rely on, which may prevent us from delivering content in a timely manner or otherwise executing our business strategies. We have followed guidance by the U.S. and Israeli governments and the other local governments in which we operate to protect our employees and our operations during the pandemic and have implemented a remote environment for certain of our employees, and, as a result, may experience inefficiencies in our employees’ ability to collaborate. We have also experienced difficulty in our efforts to recruit and hire qualified personnel during this time. The COVID-19 pandemic could also affect the health of our consumers, which may affect sales of our virtual items in our games or result in lower-than-expected attendance at, or the cancellation of, events hosted by us (as has already occurred for a number of scheduled events). In addition, the COVID-19 pandemic has caused economic hardship, high unemployment rates and other disruptions, both in the United States and the rest of the world. Any of these impacts, including the prolonged continuation of these impacts, could adversely affect our business.

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

We primarily rely on skilled employees with creative and technical backgrounds. The loss of one or more of our key employees, or our failure to attract and retain other highly qualified employees in the future, or any labor disputes, could significantly harm our business.

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

As we continue to grow, we cannot guarantee we will continue to attract the personnel we need to maintain our competitive position. In particular, we expect to face significant competition from other companies in hiring such personnel as well as recruiting well-qualified staff in multiple international jurisdictions. Furthermore, our competitors may lure away our existing personnel by offering them employment terms that our personnel view as more favorable. As we mature, the incentives to attract, retain and motivate our staff provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. In addition, disputes with employees or works council or other campaigns involving our employees could adversely affect our business. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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

When our players use our games, we may collect both personally identifiable and non-personally identifiable data about the player. Often, we use some of this data to provide a better experience for the player by delivering relevant content and advertisements. Our players may decide not to allow us to collect some or all of this data or may limit our use of this data. Any limitation on our ability to collect data about players and game interactions would likely make it more difficult for us to deliver targeted content and advertisements to our players as well as the overall gaming experience. Interruptions, failures or defects in our data collection, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze player data. If that happens, we may not be able to successfully adapt to player preferences to improve and enhance our games, retain existing players and maintain the popularity of our games, which could cause our business, financial condition, or results of operations to suffer.

Additionally, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices, including through Apple’s Identifier for Advertising, or IDFA, or Google’s Advertising ID, or GAID, for Android devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, IDFA, which simplifies the process for Apple users to opt out of behavioral targeting. If players elect to utilize the opt-out mechanisms in greater numbers, our ability to deliver effective advertisements would suffer, which could adversely affect our revenues from in-game advertising.

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

We have experienced rapid revenue growth in recent periods, with revenue of $2,583.0 million, $2,371.5 million and $1,887.6 million, for the years ended December 31, 2021, 2020 and 2019. As we continue to grow our business, our revenue growth rates may decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods, a decrease in the growth of our overall market or market saturation, slowing demand for our games, our inability to continue to acquire games or game studios, and our inability to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption, such as those related to the COVID-19 pandemic and related government responses thereto.

Our business may suffer if we do not successfully manage our current and potential future growth.

We have grown significantly in recent years and we intend to continue to expand the scope of the games we provide. Our revenues increased to $2,583.0 million in 2021 from $2,371.5 million in 2020 and $1,887.6 million in 2019. Our anticipated future growth, particularly to the extent that we experience rapid growth, will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. In addition, we will likely have to successfully adapt our existing systems and introduce new systems, expand, train and manage our employees and improve and expand our marketing capabilities. Further, we have grown our business in part by acquiring and integrating complementary businesses and our continued growth will depend to some degree on our continuing ability to find additional commercially viable strategic acquisitions or expanding our internal development.

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

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the report on our internal control over financial reporting beginning with this Annual Report of Form 10-K for the year ended December 31, 2021. Section 404 of the Sarbanes-Oxley Act of 2002 also requires our independent registered public accounting firm to attest to our evaluation beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 is and will be expensive and time consuming and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we take advantage of could be undermined due to changing tax laws, both in the United States and in other applicable jurisdictions, including Israel. In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.

As of December 31, 2021, liabilities for unrecognized tax benefits totaled $114.2 million, $83.8 million of which relate to our Israeli operations and the Preferred Technology Enterprise regime. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could increase significantly as a result of the open examination in Israel for the tax years ended 2017 through 2019. Should those tax positions not be fully sustained under examination, an acceleration of material income taxes payable, including interest and penalties, could occur. As a result, cash required for payments of income taxes, interest and penalties could be material in the period in which such determination is made. In addition, if such tax positions are not fully sustained, it could have an impact on our ability to take advantage of tax benefits associated with the Preferred Technology Enterprise regime in the future. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods.

Our effective tax rate for 2021 was 24.5% compared with 52.6% for 2020. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, and in response to significant market volatility and disruptions to business operations resulting from the global spread of COVID-19, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

Over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profits Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In 2021, more than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which includes business activities on digital advertising and online marketplaces, and which may apply to our business.

Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, R&D expenses are required to be capitalized and amortized for US tax purposes, which will delay the deductibility of these expenses and potentially increase the amount of cash taxes we pay.

Certain tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

We believe that our Israeli subsidiaries are eligible for certain tax benefits provided to a Preferred Technology Enterprise under the Israeli Law for the Encouragement of Capital Investments, 1959, or the Investment Law, including, inter alia, a reduced corporate tax rate on Israeli preferred technology taxable income, as defined in the Investment Law and its regulations. In order to remain eligible for the tax benefits for a Preferred Technology Enterprise our Israeli subsidiaries must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If our Israeli subsidiaries were to fail to continue to meet such conditions, then our Israeli subsidiaries would not be eligible for such tax benefits and our Israeli taxable income would be subject to regular Israeli corporate tax rates. Additionally, if our Israeli subsidiaries increase their activities outside of Israel through acquisitions, their expanded activities might not be eligible for inclusion in future Israeli tax benefit programs.

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

We have net operating loss carryforwards in certain jurisdictions, including Israel, Germany and Finland of $78.7 million, $5.6 million, and $3.4 million, respectively. The net operating losses in Israel and Germany are carried forward indefinitely. The net operating losses in Finland expire from 2029 through 2031. We believe it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized and as such, we have provided a valuation allowance on $73.4 million of net operating losses.

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

A significant portion of our operations are outside of the United States, including our principal executive offices in Israel, and we generate a significant portion of our revenues from operations outside of the United States. For each of the years ended December 31, 2021 and 2020, we derived approximately 14.9% and 14.3%, respectively, of our revenues from sales to players outside of the United States. Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including:

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

Additionally, while we maintain offices in the United States, most of our senior management and employees are located in our international offices, including our offices in Israel, Belarus, Ukraine and Romania, which subject us to added business, political and economic risks. As of December 31, 2021, we had operations in Australia, Austria, Belarus, Canada, Finland, Germany, India, Israel, Poland, Romania, Switzerland, Ukraine, the United Kingdom and the United States. We have in the past and may continue to experience disruption as a result of catastrophic events in the countries in which we operate. For example, we previously maintained a small office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.” For more information on risks related to our operations in Belarus, Ukraine and Romania, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.”

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

Belarus

The political, civil and security situation in Belarus cannot be accurately predicted. Belarus has experienced mass protests throughout the country following the August 2020 election in response to allegations against the government of corruption and election fraud. Despite threats from Belarusian authorities of charges and arrests against demonstrators, protestors have continued to demonstrate. In August 2020, Internet access was restricted to Belarusian citizens, which many citizens and experts have attributed to the government, despite its claim that the disruption was caused by cybersecurity attacks. Belarus shares borders with both Russia and Ukraine, and in February 2022, in connection with escalating tensions involving Russia and Ukraine, Russian military personnel stationed in Belarus were part of an invasion force by Russian forces into Ukraine. In response to the support and facilitation by Belarus for the invasion, the United States imposed sanctions against multiple individuals and entities in Belarus. Other potential retaliatory measures could be taken by the United States and other countries. While we continue to monitor the situation in Belarus closely, any prolonged or expanded unrest, military activities, or sanctions, should they be implemented, could have a material adverse effect on our operations. We have a significant research and development center in Belarus and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Belarus.

Ukraine

The political, civil and security situation in Ukraine cannot be accurately predicted since the removal of President Yanukovych from power by the Ukrainian parliament in late February 2014, which was followed by reports of Russian military activity in the Crimean region, the election of Volodymyr Zelensky in May 2019 and military, political and economic conflict with Russia, including the military invasion by Russian forces that began in February 2022. Ukraine’s political activities remain fluid and beyond our control. As a result of the decision of the Russian government to annex the Crimea region of Ukraine, the United States and the European Community have imposed economic sanctions on Russia. Since Fall 2021, Russia had been amassing military personnel near Ukraine’s borders, and in February 2022, Russia launched a military invasion into Ukraine. The United States, EU, UK, Canada and Japan have imposed sanctions against and export controls involving Russia, and other potential retaliatory measures could be taken by the United States and other countries. We cannot predict the outcome of developments in Ukraine or the reaction to such developments by the United States, European, U.N. or other international authorities. While we continue to monitor the situation in Ukraine closely, any prolonged or expanded unrest, military activities, or sanctions, should they be implemented, could have a material adverse effect on our operations. We have a significant research and development center in Ukraine and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Ukraine.

Romania

The current political environment in Romania is dynamic and may become unstable. In January 2017, the newly elected coalition government led by the Social Democratic Party passed a decree that would have decriminalized certain major corruption cases, which spurred large public protests throughout Romania. Prime Minister Florin Cîtu took over as prime minister in December 2020 and was subsequently dismissed after losing a parliamentary confidence vote on October 5, 2021. Separately, on-going recent military conflict in Ukraine has resulted in a negative impact in the region, affecting Romania’s political and economic outlook. Romania has a significant land border with Ukraine and, as a result, ongoing instability or military conflicts in Ukraine could have a significant and adverse effect on Romania’s economic and financial stability either directly or indirectly as a result of sanctions. We have a significant research and development center and a customer service center in Romania and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Romania.

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

In addition, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions with respect to Israeli shekel (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”) in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into additional hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Yuzhu Shi is a Chinese national and Giant is a Chinese company that indirectly control our controlling stockholder, Playtika Holding UK. For so long as a Chinese individual or company continues to exercise majority voting control over us, changes in U.S. and Chinese laws in the future may make it more difficult for us to operate as a publicly traded company in the United States.

Future developments in U.S. and Chinese laws may restrict our ability or willingness to operate as a publicly traded company in the United States for so long as Yuzhu Shi, who is a Chinese national, and Giant, which is a Chinese company, or other Chinese investors, continue to beneficially own a significant percentage of our outstanding shares of common stock. The relations between China and the United States are constantly changing. During his administration, President Donald J. Trump issued a memorandum directing the President’s Working Group on Financial Markets to convene to discuss the risks faced by U.S. investors in Chinese companies and issued several executive orders restricting the operations of Chinese companies, such as the company that owns TikTok, in the United States. Additionally, the federal government has recently passed legislation, such as the Holding Foreign Companies Accountable Act, intended to protect American investments in Chinese companies and has proposed additional legislation intended to enhance the ability of American companies and technology to compete with Chinese technology. Relations between China and the U.S. under President Joseph R. Biden’s administration continue to be complex and uncertain. President Biden issued executive orders barring American investment into certain Chinese companies and initiating national security reviews of software applications linked to foreign adversaries such as China, and the U.S. government has sanctioned numerous Chinese nationals and added Chinese companies to the Department of Commerce Entity List. The Chinese government has taken similar measures, including passing the Anti-Foreign Sanctions Law and imposing sanctions on American nationals and organizations. In addition, various equity-based research organizations have published reports on Chinese companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. While we are not a Chinese company, any similar scrutiny of us, regardless of its merit, could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects. Additionally, should we be the subject of or indirectly covered by new legislation or executive orders addressed at protecting American investments in Chinese or Chinese-owned companies, our revenues and profitability would be materially reduced and our business and results of operations would be seriously harmed.

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

We believe that our success depends in large part on providing secure games to our players. Our business sometimes involves the collection, storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Despite our security measures, our games may be vulnerable to attacks by hackers, players, vendors or employees or breaches due to malfeasance or other disruptions. Any security breach or incident that we have experienced, or may experience in the future, could result in, and has resulted in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability.

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

Our information technology has been and in the future may be subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us could also be a source of security risks in the event of a failure of their own security systems and infrastructure.
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

The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the United States and other jurisdictions. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The effects of the CCPA are significant and have required, and could continue to require, us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Further, there currently are a number of additional proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies, including in a number of U.S. states considering consumer protection laws similar to the CCPA. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Further, the European Union has adopted comprehensive data privacy and security regulations. The European Union’s Regulation (EU) 2016/679 of the European Parliament and of the Council of 27 April 2016 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data, and repealing Directive 95/46/EC (General Data Protection Regulation), or the GDPR, which became effective in May 2018, imposes strict requirements on controllers and processors of personal data in the European Economic Area, or EEA, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created new compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. Further, beginning January 1, 2021, we were required to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. These changes may lead to additional costs and increase our overall risk exposure.

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

Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions. Additionally, the Israel Privacy Protection Authority, or the Privacy Protection Authority, may issue a public statement that an entity violated the PPL, and such a determination could potentially be used against such entity in civil litigation. The Israeli Ministry of Justice has introduced amendments to the PPL designed, among other things, to enhance the Privacy Protection Authority’s investigative and enforcement powers (including powers to impose fines) and to broaden data subject rights.

Regarding transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) about our staff, European users, and other third parties, we have relied upon certain standard contractual clauses approved by the EU Commission (the SCCs). However, the SCCs have been subject to legal challenge, and on July 16, 2020, the Court of Justice of the EU, Europe’s highest court, in the Schrems II case imposed additional obligations in connection with the use of the SCCs by imposing restrictions on the ability to transfer personal data from the EU and Switzerland to the United States (and other countries), and with the exit of the United Kingdom from the EU, we and other companies face additional restrictions on transfers of personal data from the United Kingdom. EU regulators since have issued additional guidance regarding these additional requirements that we must consider and undertake when using the SCCs. On June 4, 2021, the European Commission adopted new SCCs taking into account the Schrems II case and reflecting requirements under the GDPR. The decision foresees an 18-month grace period for companies to adopt the new SCCs, subject to obligations to use the SCCs for new contracts and data processing operations as of September 27, 2021. We are in the process of assessing these developments and their impact on our data transfer mechanisms, including regarding transfers to and storage of data on our servers in the US. The SCCs and other cross-border data transfer mechanisms may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries), and to block, or require verification of measures taken with respect to, certain data flows from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries). We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient transfer mechanisms (including the EU-U.S. Privacy Shield and/or contractual protections) for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR, Swiss privacy laws, and UK privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, or the United Kingdom and increase our costs and/or impact our games or other offerings. We may face a risk of enforcement actions by data protection authorities in the European Economic Area, Switzerland and the United Kingdom relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations.

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

While none of our games primarily target children under 18 years of age as their primary audience, the FTC, as well as consumer organizations, may consider that the characteristics of several of our games attract children under 13 years of age. The U.S. Children’s Online Privacy Protection Act, or COPPA, regulates the collection, use and disclosure of personal information from children under 13 years of age. While none of our games are directed at children under 13 years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. Although we have taken measures to identify which of our games are subject to COPPA due to their child-appealing nature and to comply with COPPA with respect to those games, if COPPA were to apply to us in a manner other than we have assessed or prepared for, our actual or alleged failure to comply with COPPA may increase our costs, subject us to expensive and distracting lawsuits or government investigations, could result in substantial fines or civil damages and could cause us to temporarily or permanently discontinue certain games or certain features and functions in games.

While none of our games primarily target children under 18 years of age as their primary audience, the United Kingdom enacted the “Age Appropriate Design Code” (commonly referred to as the “Children’s Code”), a statutory code of practice pursuant to the United Kingdom Data Protection Act 2018. This code came into force on September 2, 2020, and became enforceable on September 2, 2021. The code requires online services, including our games that are likely to be accessed by children under 18, to put the best interests of the child’s privacy first in the design, development and data-related behavior of the game. The UK government is also separately consulting on legislation in relation to user safety online. The Data Protection Commission in Ireland published its Fundamentals for a Child-Oriented Approach to Data Processing, introducing certain child-specific data protection measures. It is possible that other countries within and outside the European Union will follow with their own codes or guidance documents relating to processing personal information from children or in relation to online harms; currently, other countries are considering or have issued drafts of similar codes, including: France, Denmark, Switzerland. These may result in substantial costs and may necessitate changes to our business practices which may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.

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

In the area of information security and data protection, many jurisdictions have passed laws requiring notification when there is a security breach involving personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Our security measures and standards may not be sufficient to protect personal information and we cannot guarantee that our security measures will prevent security breaches. A security breach that compromises personal information could harm our reputation and result in a loss of player and/or employee confidence in our games and ultimately in a loss of players, which could adversely affect our business and impact our financial condition. A security breach could also involve loss or unavailability of business-critical data and could require us to spend significant resources to mitigate and repair the breach, which in turn could compromise our growth and adversely affect our ability to attract, monetize or retain players. These risks could also subject us to liability under applicable security breach-related laws and regulations and could result in additional compliance costs, costs related to regulatory inquiries and investigations, and an inability to conduct our business.

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

In addition, we cannot assure you that we will be able to maintain consumer value in our trademarks, copyrights or other intellectual property rights in our technologies, designs, software and innovations, and the measures we take to protect our intellectual property rights may not provide us with a competitive advantage. If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends, which could result in competitive harm. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks. Additionally, in October 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive

Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd., our subsidiary, and CIE in U.S. District Court, District of Nevada alleging infringement of certain patents related to plaintiff’s games. See “Business—Legal Proceedings.”

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

We license certain intellectual property rights from third parties, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our Caesars Slots and World Series of Poker games from CIE. Combined revenues derived from these games accounted for 14.2% and 15.0% of our revenues in each of the years ended December, 2021 and 2020, respectively. Even if games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing licenses or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

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

We cannot assure you that our business activities and games will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We have in the past and may in the future be subject to litigation alleging that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors, non-practicing entities and former employers of our personnel. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks. In addition, on October 26, 2020, a patent infringement lawsuit was filed in the U.S. District Court, District of Nevada against Playtika Holding Corp., Playtika Ltd. and CIE regarding our use of certain patents related to certain of the defendant’s games. See “Business—Legal Proceedings.” A successful claim of infringement by a third party against us, our games or one of our licensees in connection with the use of our technologies, game mechanics or procedures, or an unsuccessful claim of infringement made by us against a third party or its products or games, could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

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

The market price of our common stock has been volatile during our first year of trading, with a 52 week low of $16.25 and high of $36.06. The market price of our common stock following this offering may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•quarterly variations in our or our competitors’ results of operations;
•periodic fluctuations in our revenues, which could be due in part to the way in which we recognize revenues;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases or lock-up waivers;
•the trading volume of our common stock;
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•changes in operating performance and stock market valuations of other technology and entertainment companies generally, or those in the games industry in particular;
•actual or anticipated changes in regulatory oversight of our industry;
•the loss of key personnel, including changes in our board of directors and management;
•programming errors or other problems associated with our products;
•legislation or regulation of our market;
•lawsuits threatened or filed against us, including litigation by current or former employees alleging wrongful termination, sexual harassment, whistleblower or other claims;
•the announcement of new games, products or product enhancements by us or our competitors;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•announcements related to patents issued to us or our competitors and related litigation; and
•developments in our industry.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

In addition, in the past, stockholders have instituted securities class action litigation following periods of market volatility. On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. The complaint seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. See “Business—Legal Proceedings.” Any securities class action litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

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

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our common stock, including in connection with potential future offerings.

On January 24, 2022, we and our largest shareholder, Playtika Holding UK, announced that Playtika Holding UK had decided to explore options for a potential sale of a portion of the shares of our common stock held by Playtika Holding UK, which may include by means of private placements, public offerings or other transactions. The determination by Playtika Holding UK to conduct any such potential transactions, and the timing thereof, are uncertain and may depend on, among various factors, the price and terms of any such potential transactions, general market and economic conditions and the outcome of any negotiations among the applicable parties. There can be no assurance that the aforementioned explorations of potential transactions will lead to any transactions being agreed or consummated by Playtika Holding UK, and it is possible that the consummation of any such possible transactions could negatively affect the price of our common stock.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We lease facilities in approximately 30 locations throughout the world, including locations in Israel, the United States, Australia, Austria, Belarus, Canada, Finland, Germany, India, Poland, Romania, Switzerland, Ukraine, and the United Kingdom. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.

In December 2016, a copyright lawsuit was filed against our subsidiary, Wooga, in the regional court of Berlin, Germany. The plaintiff is suing for additional remuneration for his contributions to a storyline provided for one of Wooga’s games and alleged reuse of parts of that storyline in one of Wooga’s other games. We have defended this case vigorously and will continue to do so.

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

On October 26, 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The plaintiff alleged that the defendants are infringing certain patents in the field of communication and the transferring of images between the gaming server and the end device on certain of its social casino games. The plaintiff is seeking monetary damages. On April 7, 2021, following the Company’s preliminary motions for dismissal and stay, the Company’s motion for stay was approved by the court pending ruling on motions to dismiss. On July 7, 2021, the Court issued an order finding each of the plaintiff’s asserted patents invalid as failing to comply with certain legal requirements and dismissing the lawsuit as to all parties. On July 19, 2021, the Plaintiff filed an appeal. Playtika Holding Corp. and Playtika Ltd. intend to defend the case vigorously.

On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. The complaint seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol PLTK.

As of February 24, 2022, there were approximately 11 stockholders of record of our common stock.

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

The net proceeds to us from the initial public offering were approximately $468.0 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The Company still maintains these funds in its cash accounts, but such funds may be used in the future for general corporate purposes, including working capital, operating expenses, capital expenditures, repayment of borrowing under our Term Loan, and potential future acquisitions. We did not receive any proceeds from the sale of shares of common stock in the offering by Playtika Holding UK. There has been no material change in the planned use of proceeds from the initial public offering from that described in the final prospectus, dated January 14, 2021, filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2021, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the NASDAQ Composite Index for the period between January 14, 2021 and December 31, 2021. The graph assumes that $100 was invested in our common stock at the close of market on January 14, 2021 and that any dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return Since Playtika IPO
$140
$120
$100
$80
$60
$40
$20
$0
1/14/2021
2/14/2021
3/14/2021
4/14/2021
5/14/2021
6/14/2021
7/14/2021
8/14/2021
9/14/2021
10/14/2021
11/14/2021
12/14/2021
Playtika
S&P 500
NASDAQ

The information furnished under the heading “Stock Performance Graph”, including the performance graph, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended or the Exchange Act, except as expressly set forth by specific reference in such a filing.

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

COVID-19

The global pandemic associated with COVID-19 has caused major disruption to all aspects of the global economy and daily life, particularly as quarantine and stay-at-home orders have been imposed by all levels of government. We have followed guidance by the United States, Israeli and other applicable foreign and local governments to protect our employees and operations during the pandemic and have implemented a remote work environment for our business. We cannot predict the potential impacts of the COVID-19 pandemic on our business or operations, but we continuously monitor performance and other industry reports to assess the risk of future negative impacts should the disruptions of the COVID-19 pandemic continue to evolve.

Despite the challenges we have faced in light of the COVID-19 pandemic, the stay-at-home orders that were in place across the United States sporadically throughout the pandemic have generally been favorable to our business as a result of increased time spent with digital entertainment, including casual gaming and games involving socially interactive experiences.
The COVID-19 pandemic has resulted in and may continue to result in consumers spending a greater portion of their time at home and sustained demand for entertainment options, which may continue to benefit our financial results. However, the COVID-19 pandemic has caused an economic recession, high unemployment rates, and other disruptions, both in the United States and the rest of the world. We cannot predict the potential impacts of the COVID-19 pandemic on our business or operations, and there is no guarantee that these favorable trends will continue, particularly if the COVID-19 pandemic increases and the adverse consequences thereof in severity or continues for a protracted period of time, which could disrupt our operations, or put greater financial pressure on the economy and users’ discretionary income or spending habits. In addition, we could experience a decrease in user activity or spending after the COVID-19 pandemic subsides, which could adversely impact our cash flows, operating results, and financial condition. See “Risk Factors—Risks Related to Our Business—The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition” for more information.

Components of our Results of Operations

Revenues

We primarily derive revenue from the sale of virtual items associated with online games.

We distribute our games to the end customer through various web and mobile platforms, such as Apple, Facebook, Google and other web and mobile platforms plus our own Direct-to-Consumer platforms. Through these platforms, users can download our free-to-play games and can purchase virtual items to enhance their game-playing experience. Players can purchase virtual items through various widely accepted payment methods offered in the games. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations and cannot be redeemed for cash nor exchanged for anything other than virtual items within our games.

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
Cost of revenue

Cost of revenue includes payment processing fees, customer support, hosting fees and depreciation and amortization expenses associated with assets directly involved in the generation of revenues, including servers and internal use software. Platform providers (such as Apple, Facebook and Google) charge a transactional payment processing fee to accept payments from our players for the purchase of in-app virtual goods. Payment processing fees and other related expenses for in-app purchases made through our Direct-to-Consumer platforms are typically 3-4%, compared to a 30% platform fee for third party platforms. We generally expect cost of revenue to fluctuate proportionately with revenues.

Research and development

Research and development consists of salaries, bonuses, benefits, other compensation, including stock-based compensation and allocated overhead, related to engineering, research, and development. In addition, research and development expenses include depreciation and amortization expenses associated with assets associated with our research and development efforts. We expect research and development expenses will increase in absolute dollars as our business expands and as we increase our personnel headcount to support the expected growth in our technical development and operating activities. We also expect that research and development expenses specifically associated with new game development will fluctuate over time.

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

General and administrative

General and administrative expenses consist of salaries, bonuses, benefits, and other compensation, including stock-based compensation, for all our corporate support functional areas, including our senior leadership. In addition, general and administrative expenses include outsourced professional services such as consulting, legal and accounting services, taxes and dues, insurance premiums, and costs associated with maintaining our property and infrastructure. General and administrative expenses also include depreciation and amortization expenses associated with assets not directly attributable to any of the expense categories above. We also record adjustments to contingent consideration payable recorded after the acquisition date, and legal settlement expenses, as components of general and administrative expense. We expect general and administrative expenses will increase in absolute dollars to support our expected growth initiatives.

Interest expense and other, net

We generally did not incur interest expense prior to August 2019. In August 2019, we borrowed $2,583 million under our Bridge Facility, and then subsequently refinanced the borrowings under that facility in December 2019 pursuant to our Credit Agreement, dated as of December 10, 2019. Our interest expense includes amortization of deferred financing costs and is offset by interest income earned on the investment of excess cash and cash equivalents. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million, reducing our overall exposure to variable interest rates.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, the United Kingdom and Israel, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate can fluctuate based on various factors, including our financial results and the geographic mix to which they relate, the applicability of special tax regimes, changes in our business or operations, examination-related developments and uncertain tax positions, and changes in tax law.

Results of Operations

The tables below show the results of our key financial and operating metrics for the periods indicated. Unless otherwise indicated, financial metrics are presented in millions of U.S. Dollars, user statistics are presented in millions of users, and ARPDAU is presented in U.S. Dollars.

We measure the performance of our business by using several key financial metrics, including revenue and operating income, and operating metrics, including Daily Active Users, Average Revenue per Daily Active User, Paying Users, and Average Revenue per Paying User. These operating metrics help our management to understand and measure the engagement levels of the Company’s players, the size of its audience and its reach. See “Basis of Presentation” and “Summary Consolidated Financial and Other Data” for additional information of these measures.

	Year ended December 31,
(in millions of dollars, except percentages, Average DPUs, and ARPDAU)	2021	2020	2019
Revenues	$2,583.0	$2,371.5	$1,887.6
Total cost and expenses	$2,020.8	$1,984.3	$1,390.2
Operating income	$562.2	$387.2	$497.4
Adjusted EBITDA	$982.7	$941.6	$712.1

Non-financial performance metrics
Average DAUs	10.4	11.2	10.2
Average DPUs (in thousands)	300	285	218
Average Daily Payer Conversion	2.9%	2.6%	2.1%
ARPDAU	$0.68	$0.58	$0.51
Average MAUs	34.0	34.2	33.3

Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020

	Year ended December 31,
(in millions)	2021	2020
Revenues earned through third-party platforms	$2,054.0	$2,048.5
Revenues earned through Direct-to-Consumer platforms	529.0	323.0
Revenues	$2,583.0	$2,371.5

Cost of revenue	$729.0	$712.2
Research and development expenses	386.7	268.9
Sales and marketing expenses	581.7	502.0
General and administrative expenses	323.4	501.2
Total costs and expenses	$2,020.8	$1,984.3

Revenues

Revenues for the year ended December 31, 2021 increased by $211.5 million when compared to 2020. The increase in revenues was due to incremental revenues of $32.4 million generated from the Company’s August 2021 acquisition of 80% of the issued and registered shares and options of Reworks, combined with improved monetization and increased revenues from new content and product features across our broader portfolio of games when compared to 2020. The combination of unusually high DAUs in early 2020 related to the initial onset of COVID 19, combined with the continued focus of the

Company’s marketing efforts on player conversion rather than increasing player traffic lead to a decrease in DAUs for 2021 when compared with 2020. The same focus on player conversion, combined with improvements to monetization, new content and new product features drove an increase in DPUs in 2021 compared with 2020. The increase in revenues generated from Direct-to-Consumer platforms as a percentage of total revenues resulted from marketing activities for the games offered through these platforms.

Cost of revenue

Cost of revenue for the year ended December 31, 2021 increased by $16.8 million when compared with the year ended December 31, 2020. The increase in cost of revenue includes approximately $9.7 million in incremental platform fees associated with the August 2021 acquisition of Reworks. The remaining increase was primarily due to increased amortization expense for capitalized software and for intangible assets associated with recent acquisitions.

Research and development expenses

Research and development expenses for the year ended December 31, 2021 increased by $117.8 million when compared with the year ended December 31, 2020. Research and development expenses were adversely impacted by increased headcount and associated payroll costs in our existing research and development operations and, to a lesser extent, by the expansion of our research and development operations into new offices in Poland. In addition, stock-based compensation costs, net of amounts capitalized, included in research and development expenses increased by $27.2 million for the year ended December 31, 2021 when compared with the year ended December 31, 2020.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2021 increased by $79.7 million when compared with the year ended December 31, 2020. The increase in sales and marketing expenses was primarily due to approximately $21.7 million in incremental expenses incurred by us related to the acquisition of Reworks, and to increased marketing expenses related to media buy expenses, increased stock-based compensation costs, and increased headcount and higher associated payroll costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 decreased by $177.8 million when compared with the year ended December 31, 2020. General and administrative expenses includes stock-based compensation expenses of $64.4 million for the year ended December 31, 2021, compared with $275.1 million for the year ended December 31, 2020. Included in general and administrative expenses for the year ended December 31, 2021, with no comparable amount for the year ended December 31, 2020, are bonus expenses of approximately $35.4 million paid as a result of the successful initial public offering of the Company’s stock in January 2021. Included in general and administrative expenses for the year ended December 31, 2020, with no comparable amount for the year ended December 31, 2021, are expenses of approximately $37.6 million related to a litigation settlement. Adjusting for these items, general and administrative expenses increased by approximately $35.2 million, primarily due to increased compensation costs associated with the long-term incentive plan, which was partially offset by reduced expense attributable to adjusting contingent consideration to fair value.

Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019

	Year ended December 31,
(in millions)	2020	2019
Revenues earned through third-party platforms	$2,048.5	$1,693.9
Revenues earned through Direct-to-Consumer platforms	323.0	193.7
Revenues	$2,371.5	$1,887.6

Cost of revenue	$712.2	$566.3
Research and development expenses	268.9	210.5
Sales and marketing expenses	502.0	413.7
General and administrative expenses	501.2	199.7
Total costs and expenses	$1,984.3	$1,390.2

Revenues

Revenues for the year ended December 31, 2020 increased by $483.9 million when compared to 2019. The increase in revenues was primarily due to the acquisitions of Seriously in July 2019, contributing an aggregate $93.5 of incremental revenues compared to the year ended December 31, 2019, combined with improved monetization and increased revenues from new content and product features across our broader portfolio of games when compared to 2019. The combination of the acquisitions and improvements to monetization, new content and product features drove an increase in both DAUs and DPUs. The increase in revenues generated from Direct-to-Consumer platforms as a percentage of total revenues resulted from marketing activities for the games offered through these platforms.

Cost of revenue

Cost of revenue for the year ended December 31, 2020 increased by $145.9 million when compared with the year ended December 31, 2019. The increase in cost of revenue was primarily due to $24.0 million in incremental platform fees incurred by us related to the acquisition of Seriously, combined with increased platform fees that generally correspond with an increase in revenues. The increase in revenues generated from Direct-to-Consumer platforms as a percentage of total revenues resulted in a favorable impact on total platform fees, although this favorable impact was more than offset by increased amortization expense for intangible assets resulted from recent acquisitions.

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

Other Factors Affecting Net Income

	Year ended December 31,
(in millions)	2021	2020	2019
Interest expense	$149.2	$198.3	$61.6
Interest income	(0.8)	(0.1)	(1.5)
Foreign currency translation expense (income), net	5.7	(5.7)	0.3
Other	(0.3)	0.3	0.7
Taxes on income	99.9	102.3	147.4

Interest expense

Interest expense in both 2021 and 2020 is primarily related to amounts borrowed under the December 2019 Credit Facilities. Interest expense in 2019 is primarily related to funds borrowed in August 2019 under the Bridge Facility, and amounts borrowed under the December 2019 Credit Facilities. Prior to the August 2019 Bridge Facility transaction, interest expense was not material to the Company.

On March 11, 2021, the Company amended the Credit Agreement which, among other things, effected a refinancing of the Old Term Loan with a new $1.9 billion senior secured first lien term loan borrowed under the Credit Agreement. Also on March 11, 2021, the Company issued $600.0 million aggregate principal amount of its 4.250% senior notes due 2029 under an indenture, dated March 11, 2021. The combination of these two March 2021 transactions significantly reduced or average interest rates on our outstanding indebtedness, driving the decrease in interest expense in 2021 when compared with 2020.

Taxes on income

The provision for income tax was $99.9 million for the year ended December 31, 2021 and the effective income tax rate was 24.5%. The tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions and unrecognized tax benefits. It is also affected by items that are not consistent from year to year. Of these items, the primary difference related to the reversal of deferred tax liabilities due to the change in reinvestment assertion related to undistributed earnings of certain of our non-U.S. subsidiaries during the year.

The provision for income tax was $102.3 million for the year ended December 31, 2020 and the effective income tax rate was 52.6%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions. In addition, the effective tax rate for the year ended December 31, 2020 was affected by significant non-deductible stock-based compensation expense for certain restricted stock units granted during the year ended December 31, 2020.

The provision for income tax was $147.4 million for the year ended December 31, 2019, and the effective income tax rate was 33.8%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions. In addition, the effective tax rate for the year ended December 31,2019 was affected by the tax effects of recording a deferred tax liability due to the change in reinvestment assertion related to undistributed earnings of certain of our non-U.S. subsidiaries during the year.

Prior to the second quarter of 2019, the Company considered the earnings in all its non-U.S. subsidiaries to be indefinitely reinvested and accordingly, recorded no deferred income taxes associated with such earnings. During the second quarter of 2019, the Company reevaluated its historic assertion and no longer considered the earnings of certain of its non-U.S. subsidiaries to be indefinitely reinvested since the cash generated from some of the foreign subsidiaries will be used to service debt in the United States. As a result of the change in assertion, the impact of a repatriation of the undistributed earnings resulted in recording a deferred tax liability consisting of potential withholding and distribution taxes of $41.7 million as of December 31, 2019. For the year ended December 31, 2020, the Company accrued an additional $4.5 million of deferred tax liability. Such deferred taxes were recognized as tax expense. As a result of the changes to the Credit Agreement, primarily a reduction in the interest rate, in addition to other considerations, the Company has reevaluated its assertion and now considers the earnings of all its non-U.S. subsidiaries to be indefinitely reinvested. For the year ended December 31, 2021, the Company reversed the previously accrued deferred tax liability and recognized $46.2 million of tax benefit.

Reconciliation of Adjusted EBITDA to net income

Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure. We define Adjusted EBITDA as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) stock-based compensation, (vi) legal settlements, (vii) contingent consideration, (viii) acquisition and related expenses, (ix) expenses under our long-term compensation plan, (x) M&A related retention payments, and (xi) certain other items. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by revenues.

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

	Year ended December 31,
(In millions)	2021	2020	2019
Net income	$308.5	$92.1	$288.9
Provision for income taxes	99.9	102.3	147.4
Interest expense and other, net	153.8	192.8	61.1
Depreciation and amortization	145.5	119.2	73.0
EBITDA	707.7	506.4	570.4
Stock-based compensation(1)	100.4	276.0	—
Acquisition and related expenses(2)	36.7	31.4	57.1
Legal settlement(3)	—	37.6	—
Long-term cash compensation(4)	112.7	67.6	72.7
M&A related retention payments(5)	21.3	15.1	18.4
Other items(6)	3.9	7.5	(6.5)
Adjusted EBITDA	$982.7	$941.6	$712.1
Net income margin	11.9%	3.9%	15.3%
Adjusted EBITDA margin	38.0%	39.7%	37.7%
__________

(1)    Reflects, for the years ended December 31, 2021 and 2020, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the year ended December 31, 2021 primarily relate to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021 and the adjustment to contingent consideration payable recorded after the acquisition date. Amounts for the years ended December 31, 2020 and 2020 include (i) contingent consideration payments with respect to our acquisitions of Seriously and Supertreat in 2019, and (ii) third-party fees for actual or planned acquisitions, including related legal, consulting and other expenditures.
(3)    Reflects a legal settlement expense of $37.6 million for the year ended December 31, 2020.
(4)    Includes expenses recognized for grants of annual cash awards to employees pursuant to our Retention Plans, which awards are incremental to salary and bonus payments, and which plans expire in 2024. For more information, see Note 15, Appreciation and Retention Plans, of our audited financial statements included in this document.
(5)    Includes retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis for the years ended December 31, 2021 and 2020. For more information, see Note 15, Appreciation and Retention Plans, of our audited financial statements included in this document. For the year December 31, 2019, includes income from an early termination of a license agreement.
(6)    Includes business optimization expenses during the years ended December 31, 2021 and 2020 and income from an early termination of a license agreement during the year ended December 31, 2019.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term bank deposits, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents and short-term bank deposits totaled $1,117.1 million and $520.1 million at December 31, 2021 and

December 31, 2020, respectively. As of December 31, 2021 and 2020, we had $600 million and $350 million in additional borrowing capacity pursuant to our Revolving Credit Facility, respectively. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit facility or, if necessary, additional term loans or issuances of equity.

Our restricted cash totaled $2.0 million and $3.5 million at December 31, 2021 and December 31, 2020, respectively. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Year ended December 31,
	2021	2020	2019
Net cash flows provided by operating activities	$551.7	$517.7	$491.9
Net cash flows used in investing activities	(609.4)	(98.1)	(516.5)
Net cash flows provided by (used in) financing activities	559.7	(181.3)	(6.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(6.6)	13.3	(2.4)
Net change in cash, cash equivalents and restricted cash	$495.4	$251.6	$(33.6)

Operating activities

Net cash flows provided by operating activities for the year ended December 31, 2021 increased $34.0 million when compared with the year ended December 31, 2020. Net cash flows provided by operating activities for the year ended December 31, 2020 increased $25.8 million when compared with the year ended December 31, 2019.

Net cash flow provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, with changes in working capital impacted by normal timing differences.

Investing activities

Net cash flows used in investing activities for the year ended December 31, 2021 increased $511.3 million when compared to the year ended December 31, 2020 mainly due to $394.1 million of consideration paid (net of cash acquired) for the 2021 acquisition of Reworks.

Net cash flows used in investing activities for the year ended December 31, 2020 decreased $418.4 million when compared to the year ended December 31, 2019, due to $422.7 million of consideration paid for the acquisition of Supertreat and Seriously in 2019.

Financing activities

Net cash flows used in financing activities for the year ended December 31, 2021 increased $741.0 million when compared to the year ended December 31, 2020. Financing activity cash flows for the year ended December 31, 2021 primarily relate to the Company’s initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan (as defined below) in March 2021. Financing activity cash flows for the year ended December 31, 2020 primarily relate to repayments on the Company’s bank borrowings.

Financing activities for the year ended December 31, 2019, included a dividend distribution to our stockholder, proceeds from our Bridge Facility and our Term Loan, and repayment of our Bridge Facility.

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

On March 11, 2021, the Credit Agreement was amended pursuant to an Incremental Assumption Agreement No. 3 and Second Amendment to Credit Agreement (the “Second Amendment”).

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

Also on March 11, 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (the “Notes”). The Notes mature on March 15, 2029. Interest on the Notes will accrue at a rate of 4.250% per annum. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 9, Debt, to the accompanying consolidated financial statements.

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

When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from such estimates. For additional information on our significant accounting policies, please refer to Note 1, Organization and Summary of Significant Accounting Policies, to the financial statements included elsewhere in this filing.

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

Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology and acquired trademarks and user base from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Software development costs

We review internal use software development cost associated with infrastructure and new games or updates to existing games to determine if the costs qualify for capitalizing. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal use software is included in intangible assets other than goodwill, net in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point in which the project is substantially complete and is ready for its intended purpose. With respect to new games or updates to existing games, the preliminary project stage remains ongoing until just prior to worldwide launch. The development costs related to new games or updates to existing games are expensed as incurred to research and development in the consolidated statements of comprehensive income.

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

We test goodwill for impairment as of October 1st of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired. For the purposes of impairment testing, we have determined that we have one reporting unit. When performing the annual goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or we elect to bypass this qualitative assessment and perform a quantitative test for impairment.

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

We categorize our virtual items as either consumable or durable. The substantial majority of our games sell only consumable virtual items. Consumable virtual items represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. For the sale of consumable virtual items, we recognize revenues as the items are consumed (i.e. over time) which is usually up to one month. We have determined through a review of game play behavior that players generally do not purchase additional virtual currency until their existing virtual currency balances have been substantially consumed. This review, performed on a game-by-game basis, includes an analysis of game players’ historical play behavior, purchase behavior, and the amount of virtual currency outstanding. Based upon this analysis, we have estimated the rate at which virtual currency is consumed during game play within each game. Accordingly, revenues are recognized using a user-based revenue model using these estimated consumption rates. We monitor our analysis of customer play behavior on a quarterly basis.

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

Stock-based compensation

Common stock valuation

Prior to our initial public offering of equity in January 2021, we, with the assistance of third-party valuation experts, used a combination of the income approach (the discounted cash flow method) and the market approach (a combination of the guideline public company method and the guideline transaction method) to estimate our equity value in connection with our stock-based compensation program discussed below. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenue and costs. The guideline public company method estimates the value of a company by applying market multiples of publicly traded companies in the same or similar lines of business to the results and projected results of the company being valued. The guideline transaction method estimates the value of a company by applying valuation multiples paid in actual transactions for comparable public and private companies.

The valuation of the our equity considers a number of objective and subjective factors that we believe market participants would consider, including (a) the our business, financial condition, and results of operations, including related industry trends affecting our operations; (b) our forecasted operating performance and projected future cash flows; (c) the liquid or illiquid nature of our common stock; (d) the rights and privileges of our common stock; (e) market multiples of our most comparable public peers; and (f) market conditions affecting our industry.

As of the valuation date, financial forecasts were prepared and used in the computation of the estimated fair value of our equity using both the market and income approaches. The financial forecasts were based on assumed revenue growth rates and operating margin levels that considered past experience and future expectations. The assumed risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital rates.

The values derived under the market and income approaches were used to determine an initial estimated fair market value of our equity. The initial estimated value was then subjected to a discount for the lack of marketability based on the impediments to liquidity as a result of our previous status as a private company, including the lack of publicly available information and the lack of a trading market.

Subsequent to our initial public offering of equity in January 2021, we use the public trading price of our common stock on the Nasdaq stock exchange as the basis for determining the fair market value for our common stock for purposes of our stock-based compensation expense.

There is inherent uncertainty in our forecasts and projections, and if different assumptions and estimates had been made than those described previously, the amount of the equity valuation and stock-based compensation expense could have been materially different.

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

We used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options. As we do not have a sufficient history of market prices for our common stock because the stock was not publicly traded prior to January 2021, we used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing our pre-IPO volatility assumption. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for our peer group of companies for a period equal to the expected life of the option. The expected term assumption was derived using the simplified method, which is based on an average between the vesting date and the expiration date of an option. This method was chosen because there was no historical option exercise experience due to us being privately held. The weighted-average risk-free interest rate was based on the interest rate for U.S. Treasury bonds. We do not anticipate paying cash dividends on our shares of common stock in the future. The stock options have a contractual term of 10 years. Except as provided in an option agreement between us and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

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

Our stock-based compensation expense is recorded in the financial statement line items relevant to each of the award recipients. See Note 10, Equity Transactions and Stock Incentive Plan, in the accompanying audited consolidated financial statements for the three years ended December 31, 2021 for additional discussion.

Derivative Instruments

We use interest rate swap contracts to reduce our exposure to fluctuating interest rates associated with our variable rate debt, and to effectively increase the portion of debt upon which we pay a fixed interest rate. Our interest rate swap agreements are designated as cash flow hedges under ASC 815. These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation on the one-month LIBOR rate associated with our variable rate debt. Interest rate swap is designated as a cash flow hedge involving the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount.

We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively. We performed a regression analysis at inception of the hedging relationship and at period end in which we compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on 30 observations that are based on historical swap rates. Based on the regression results, we believe that, at inception and at period end, the hedging instrument is expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, we will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

We use foreign currency derivative contracts to reduce our exposure to fluctuating exchange rates between the United States dollar (as our functional currency) and certain revenue or expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). Our derivative contracts are designated as cash flow hedges under ASC 815. We expect these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount we would pay if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of our interest rate swap agreements are categorized as Level 2 in the fair value hierarchy as established by ASC 820. The inputs used to measure the fair value of our derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.

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

Recently Issued Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, to our audited consolidated financial statements included elsewhere in this filing for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this filing.

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

We had borrowings outstanding under our Term Loan with book values of $1,843.8 million and $2,314.4 million at December 31, 2021 and December 31, 2020, respectively, which were subject to a weighted average interest rate of 2.850% and 7.207% for the years ended December 31, 2021 and 2020, respectively. There were no borrowings against our Revolving Credit Facility at December 31, 2021 or December 31, 2020. The Notes bear interest at a fixed rate of 4.250% per annum and accordingly do not vary with prevailing interest rates.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $24.9 million and $23.8 million for the years ended December 31, 2021 and 2020, respectively.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would not have had a material impact on the fair value of our Credit Facilities as of December 31, 2021.

Investment risk

We had cash and cash equivalents including restricted cash and cash equivalents totaling $1,019.0 million and $523.6 million as of December 31, 2021 and December 31, 2020, respectively. We also had short-term bank deposits of $100.1 million as of December 31, 2021. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term deposits primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.

Foreign currency risk

Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in Israeli Shekels (“ILS”). We also have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, including the Australian Dollar, Canadian Dollar, British Pound, Euro, Polish Zloty (“PLN”) and Romanian Leu (“RON”). Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of December 31, 2021, we had entered into derivative contracts to purchase certain foreign currencies, including ILS, RON and PLN, at future dates. The approximate amount of hedges was equal to $71.2 million, and all contracts are expected to mature during the upcoming 12 months.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PLAYTIKA HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PLAYTIKA HOLDING CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Playtika Holding Corp. (the “Company“) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Valuation of intangible assets acquired and contingent consideration in the acquisition of Reworks Oy.

Description of the Matter	As describe in Note 2 to the consolidated financial statements, on August 31, 2021, the Company entered into a purchase agreement pursuant to which the Company (i) acquired 80% of the issued and registered share capital of Reworks Oy (the "Reworks Oy acquisition") for a cash consideration of $400 million, and (ii) will acquire the remaining 20% of the share capital for additional cash consideration in an amount to be determined based on 2022 results, up to $200.0 million. The transaction was accounted for as a business combination in accordance with ASC 805 "Business Combinations". The Company recognized developed game and user-based intangible assets in the amount of $143.0 million and recorded contingent consideration liability in the amount of $33.7 million. The intangible assets and contingent consideration liability were recorded at their estimated fair values as of the date of the acquisition. These valuations required management to make significant judgments, estimates, and assumptions.

Auditing the Company's accounting for Reworks Oy acquisition was complex due to the significant estimation required by management to determine the fair values of the developed game and user-based intangible assets and contingent consideration liability. The significant estimations were primarily due to the complexity of the valuation models used by management to measure the fair values and the sensitivity of the respective fair values to the significant underlying assumptions such as forecasted results and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the contingent consideration liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We also involved our valuation specialists to assist in testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts. To test the estimated fair value of the developed game and user base intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We involved our valuation specialists to assist in our evaluation of the significant assumptions and to assist with reconciling the prospective financial information with other prospective financial information prepared by the Company.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
We have served as the Company’s auditor since 2016.

Tel-Aviv, Israel
March 1, 2022

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,017.0	$520.1
Short-term bank deposits	100.1	—
Restricted cash	2.0	3.5
Accounts receivable	143.7	129.3
Prepaid expenses and other current assets	72.9	101.6
Total current assets	1,335.7	754.5
Property and equipment, net	103.3	98.5
Operating lease right-of-use assets	89.4	73.4
Intangible assets other than goodwill, net	417.3	327.7
Goodwill	788.1	484.8
Deferred tax assets, net	38.3	28.5
Investment in unconsolidated entities	17.8	1.5
Other non-current assets	13.4	7.3
Total assets	$2,803.3	$1,776.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.2	$104.6
Accounts payable	45.7	34.6
Operating lease liabilities, current	17.2	16.4
Accrued expenses and other current liabilities	494.6	484.8
Total current liabilities	569.7	640.4
Long-term debt	2,422.9	2,209.8
Contingent consideration	28.7	—
Employee related benefits and other long-term liabilities	23.7	16.1
Operating lease liabilities, long-term	82.3	67.0
Deferred tax liabilities	53.7	86.4
Total liabilities	3,181.0	3,019.7
Commitments and contingencies (Note 13)
Stockholders' equity (deficit)
Common stock of US $0.01 par value: 1,600.0 shares authorized and 411.1 issued and outstanding at December 31, 2021; 400.0 shares authorized and 391.1 shares issued and outstanding as of December 31, 2020	4.1	3.9
Additional paid-in capital	1,032.9	462.3
Accumulated other comprehensive income	3.2	16.7
Accumulated deficit	(1,417.9)	(1,726.4)
Total stockholders' deficit	(377.7)	(1,243.5)
Total liabilities and stockholders’ deficit	$2,803.3	$1,776.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)

	Year ended December 31,
	2021	2020	2019
Revenues	$2,583.0	$2,371.5	$1,887.6
Costs and expenses
Cost of revenue	729.0	712.2	566.3
Research and development	386.7	268.9	210.5
Sales and marketing	581.7	502.0	413.7
General and administrative	323.4	501.2	199.7
Total costs and expenses	2,020.8	1,984.3	1,390.2
Income from operations	562.2	387.2	497.4
Interest expense and other, net	153.8	192.8	61.1
Income before income taxes	408.4	194.4	436.3
Provision for income taxes	99.9	102.3	147.4
Net income	308.5	92.1	288.9
Other comprehensive income (loss)
Foreign currency translation	(18.6)	19.6	(3.2)
Change in fair value of derivatives	5.1	—	—
Total other comprehensive income (loss)	(13.5)	19.6	(3.2)
Comprehensive income	$295.0	$111.7	$285.7

Net income per share attributable to common stockholders, basic	$0.75	$0.24	$0.76
Net income per share attributable to common stockholders, diluted	$0.75	$0.24	$0.76
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	408.9	384.7	378.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	411.0	384.7	378.0
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Share Capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity (deficit)
Balance as of January 1, 2019	378.0	$3.8	$202.1	$0.3	$258.5	$464.7
Net income	—	—	—	—	288.9	288.9
Dividend distribution	—	—	—	—	(2,365.9)	(2,365.9)
Other comprehensive loss	—	—	—	(3.2)	—	(3.2)
Balance as of December 31, 2019	378.0	3.8	202.1	(2.9)	(1,818.5)	(1,615.5)
Net income	—	—	—	—	92.1	92.1
Stock-based compensation	—	—	276.0	—	—	276.0
Issuance of shares upon vesting of RSUs	13.1	0.1	(0.1)	—	—	—
Shares withheld for tax withholdings	—	—	(15.7)	—	—	(15.7)
Other comprehensive income	—	—	—	19.6	—	19.6
Balance as of December 31, 2020	391.1	3.9	462.3	16.7	(1,726.4)	(1,243.5)
Net income	—	—	—	—	308.5	308.5
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	467.5	—	—	467.7
Stock-based compensation	—	—	103.1	—	—	103.1
Issuance of shares upon vesting of RSUs	1.5	*	—	—	—	*
Other comprehensive loss	—	—	—	(13.5)	—	(13.5)
Balance as of December 31, 2021	411.1	$4.1	$1,032.9	$3.2	$(1,417.9)	$(377.7)

_________

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$308.5	$92.1	$288.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	42.5	37.6	23.6
Amortization of intangible assets	103.0	81.6	49.4
Stock-based compensation	100.4	276.0	—
Change in deferred tax, net	(72.7)	(13.1)	40.8
Amortization of loan discount	31.5	15.3	10.3
Change in fair value of contingent consideration	(5.0)	17.4	21.4
Capital gain from sale of investment	(1.2)	—	—
Loss (gain) from foreign currency	(0.2)	(10.0)	1.8
Non-cash lease expenses	0.2	5.1	4.9
Changes in operating assets and liabilities:
Accounts receivable	(7.5)	(1.7)	(15.4)
Prepaid expenses and other current and non-current assets	28.8	(21.7)	(2.4)
Accounts payable	5.9	(20.2)	8.0
Accrued expenses and other current and non-current liabilities	17.5	59.3	60.6
Net cash provided by operating activities	551.7	517.7	491.9
Cash flows from investing activities
Purchase of property and equipment	(47.4)	(54.1)	(55.3)
Capitalization of internal use software costs	(33.1)	(33.3)	(17.2)
Purchase of intangible assets	(19.1)	(10.7)	(19.9)
Payments for business combination, net of cash acquired	(394.1)	—	(422.7)
Short-term bank deposits	(100.0)	—	—
Purchase of long-term investments	(17.8)	—	—
Other investing activities	2.1	—	(1.4)
Net cash used in investing activities	(609.4)	(98.1)	(516.5)
Cash flows from financing activities
Proceeds from bank borrowings	887.7	—	4,998.6
Repayments on bank borrowings	(965.3)	—	(2,672.6)
Proceeds from issuance of unsecured notes, net	178.9	—	—
Proceeds from issuance of common stock, net	470.4	(2.4)	—
Payment of debt issuance costs	(12.0)	—	—
Borrowings under revolving credit facility	—	250.0	33.3
Repayment of term loan and revolving credit facility	—	(408.3)	—
Payment of tax withholdings on stock-based payments	—	(15.7)	—
Net cash out flow for business acquisitions and other	—	(4.9)	—
Distribution to the stockholder	—	—	(2,365.9)
Net cash provided by (used in) financing activities	559.7	(181.3)	(6.6)
Effect of exchange rate changes on cash and cash equivalents	(6.6)	13.3	(2.4)
Net change in cash, cash equivalents and restricted cash	495.4	251.6	(33.6)
Cash, cash equivalents and restricted cash at the beginning of the period	523.6	272.0	305.6
Cash, cash equivalents and restricted cash at the end of the period	$1,019.0	$523.6	$272.0

	Year ended December 31,
	2021	2020	2019
Supplemental cash flow disclosures
Cash paid for income taxes	$102.3	$81.1	$62.8
Cash paid for interest	$93.9	$182.4	$47.6
Cash received for interest	$0.5	$1.7	$1.5
Non-cash financing and investing activities
Right-of-use assets acquired under operating leases	$41.0	$30.0	$17.7
Contingent consideration related to business acquisition	$33.7	$—	$4.9
Capitalization of stock-based compensation costs	$2.7	$—	$—
Accrued offering costs	$—	$2.6	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corporation (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys to drive user engagement and monetization. As of December 31, 2021, the Company had operations in Argentina, Australia, Austria, Belarus, Canada, Finland, Germany, India, Israel, Poland, Romania, Switzerland, Ukraine, the United Kingdom and the United States.

Playtika Holding Corp.’s initial public offering

On January 20, 2021, the Company completed its initial public offering (the “IPO”) of 79,925,000 shares of common stock at a public offering price of $27.00 per share, of which the Company sold 18,518,500 shares and Playtika Holding UK II Limited (“Playtika Holding UK”) sold 61,406,500 shares. The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “PLTK”.

The net proceeds to the Company from the initial public offering were approximately $468.0 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, to be used for general corporate purposes, including working capital, operating expenses, capital expenditures, repayment of borrowing under its Term Loan, and potential future acquisitions. The Company did not receive any proceeds from the sale of shares of common stock in the offering by Playtika Holding UK.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include Playtika and all subsidiaries in which the Company has a controlling financial interest. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where the Company has determined that it has significant influence over the entities; and (iii) investments in affiliates of 20% or less are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation.

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. No change to the carrying amounts were recorded in the year ended December 31, 2021.

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

Playtika and certain subsidiaries' transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with ASC 830, Foreign Currency Matters. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of comprehensive income as financial income or expenses, as appropriate.

For those consolidated subsidiaries whose functional currency has been determined to be a non-dollar currency, assets and liabilities are translated at year-end exchange rates and statement of income items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income in stockholders' equity (deficit).

Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term bank deposits, restricted cash, accounts receivable and derivative contracts. A large percentage of the Company's cash is maintained with three financial institutions with high credit standings. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable:

	December 31,
	2021	2020
	%
Apple	42	38
Google	34	35
Facebook	8	11

Accounts receivable are non-interest bearing and are initially recorded at cost. The Company bases its allowance for doubtful accounts on management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on historical collection experience and current and expected future economic and market conditions.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Cash equivalents include investments in money market funds that can be redeemed immediately at the current net asset value.

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

Software development costs

The Company reviews internal use software development cost associated with infrastructure and new games or updates to existing games to determine if the costs qualify for capitalizing. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal use software is included in intangible assets other than goodwill, net in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point in which the project is substantially complete and is ready for its intended purpose. With respect to new games or updates to existing games, the preliminary project stage remains ongoing until just prior to worldwide launch. The development costs of new games or updates to existing games are expensed as incurred to research and development in the consolidated statements of comprehensive income.

Capitalized internal use software costs were approximately $35.5 million, $33.3 million and $17.2 million during the years ending December 31, 2021, 2020 and 2019, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2021, 2020 and 2019, the amortization of capitalized software costs totaled approximately $21.8 million, $8.9 million and $0.3 million, respectively.

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

Significant estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from acquired technology and acquired trademarks and user base from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

Intangible assets other than goodwill, net

Intangible assets other than goodwill are amortized over their estimated useful lives using the straight-line method, using the following ranges of useful lives:

Useful life
Developed games and acquired technology	1 to 10 years
Trademarks and user base	1 to 5 years
Internal use software	3 years

Impairment of long-lived assets

The Company’s long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangible assets that are subject to amortization are tested for impairment as of October 1st of each year, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment indicators include any significant changes in the manner of the Company’s use of the assets and significant negative industry or economic trends. The Company recognizes impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis.

Upon determination that the carrying value of a long-lived asset may not be recoverable based upon a comparison of aggregate undiscounted projected future cash flows to the carrying amount of the asset, an impairment charge is recorded for the excess of the carrying amount over fair value.

Leases

The Company is the lessee under non-cancelable office real estate and data center leases. The Company accounts for its leases under ASU No. 2016-02, Leases (Topic 842). Operating lease ROU assets and liabilities are recognized at the commencement date and initially measured based on the present value of lease payments and lease incentives received over the defined lease term. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s real estate lease agreements do not contain any material residual value guarantees, restrictions or covenants. The Company’s lease agreements with lease and non-lease components are accounted for separately.

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

The Company categorizes its virtual items as either consumable or durable. The substantial majority of the Company’s games sell only consumable virtual items. Consumable virtual items represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. For the sale of consumable virtual items, the Company recognizes revenue as the items are consumed which is usually over a period of time of up to one month. The Company has determined through a review of game play behavior that players generally do not purchase additional virtual currency until their existing virtual currency balances have been substantially consumed. This review, performed on a game-by-game basis, includes an analysis of game players’ historical play behavior, purchase behavior, and the amount of virtual currency outstanding. Based upon this analysis, the Company has estimated the rate at which virtual currency is consumed during game play. Accordingly, revenue is recognized using a user-based revenue model using these estimated consumption rates. The Company monitors its analysis of customer play behavior on a quarterly basis.

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

Advertising expenses

Costs for marketing and advertising of the Company’s games are primarily expensed as incurred and are included in the sales and marketing expenses in the Company’s consolidated statements of comprehensive income. Such costs primarily consist of player acquisition costs. Advertising expense was $457.8 million, $408.5 million and $341.4 million in the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with stock options. As it does not have a long history of market prices for its common stock because the stock was not publicly traded prior to January 2021, the Company used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumption. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for the Company’s peer group of companies for a period equal to the expected life of the option. The weighted-average risk-free interest rate was based on the interest rate for U.S. Treasury bonds. The expected term assumption was derived using the simplified method, which is based on an average between each vesting date and the expiration date of an option. This method was chosen because there was no historical option exercise experience due to the Company being privately held. The Company does not anticipate paying cash dividends on its shares of common stock in the future. The stock options have a contractual term of 10 years. Except as otherwise provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

If factors change and the Company employs different assumptions, stock-based compensation cost on future awards may differ significantly from what the Company has recorded in the past. Higher volatility and longer expected terms result in an increase to stock-based compensation determined at the date of grant. Future stock-based compensation cost and unrecognized stock-based compensation will increase to the extent that the Company grants additional equity awards to employees or assumes unvested equity awards in connection with acquisitions. If there are any modifications or cancellations of the underlying unvested equity awards, the Company may be required to accelerate any remaining unearned stock-based compensation cost or incur incremental cost.

The Company uses the estimated fair value of equity and associated per-share value at the time of grant to determine the compensation cost to be recognized associated with RSUs granted.

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients. See Note 10, Equity Transactions and Stock Incentive Plan, for additional discussion.

Significant factors, assumptions, and methodologies used in estimating fair value of equity prior to the IPO

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

There is inherent uncertainty in the Company’s forecasts and projections, and if different assumptions and estimates had been made than those described above, the amount of the equity valuation and stock-based compensation expense could have been materially different.

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

The Company classifies interest and penalties on income taxes (which includes uncertain tax positions) as taxes on income. See Note 17, Income Taxes, for additional discussion.

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention Plan, eligible employees may be granted retention awards that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA for each of the plan years as described further in Note 15, Appreciation and Retention Plans.

The value of each unit of the 2021-2024 Retention Plan has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned.

In September 2016, the Company adopted the Playtika Holding Corp. Retention Plan (the “2017-2020 Plan”). According to the 2017-2020 Plan, appreciation unit awards were granted to selected eligible employees. These units provided the right to receive cash payments for each of the years 2017 through 2020 as a percentage (between 1.5% - 2%) of the Company's estimated appreciation in value in excess of $4.4 billion. The value of each appreciation unit was calculated based on the Company's adjusted EBITDA (as agreed in the 2017-2020 Plan) multiplied by an agreed multiplier.

In addition, an annual retention bonus for each of the four years in the 2017-2020 Plan, in the amount of $25 million was distributed to selected eligible employees of the 2017-2020 Plan.

The value of each unit of the 2017-2020 Plan was amortized into compensation expense using the graded-vesting method, which resulted in the recognition of compensation costs over the requisite service period for each separately vesting tranche of the units as though the units were, in substance, multiple units awards.

Severance pay

The liability for the Company’s employees in Israel in respect of severance pay is calculated in accordance with Section 14 of the Severance Pay Law 5723-1963 ("Section 14"). Section 14 states that Company's contributions for severance pay shall be in lieu of severance compensation. Upon deposit of the related obligation for the employee under Section 14, no additional obligations shall be conducted between the parties regarding the matter of severance pay and no additional payments shall be made by the Company to the employee.

Expense resulting from contributions in accordance with Section 14 for the years ended December 31, 2021, 2020 and 2019 was $7.1 million, $5.7 million and $4.6 million, respectively.

Net income per share attributable to common stockholders

For all periods, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. In the event of a loss, diluted shares would not be considered because of their anti-dilutive effect.

Derivative Instruments

The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the portion of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under ASC 815 involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the one-month LIBOR rate associated with its variable rate debt.

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

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain revenue or expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of the Company’s interest rate swap agreements are categorized as Level 2 in the fair value hierarchy as established by ASC 820. The inputs used to measure the fair value of the Company’s foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). As it applies to the Company, ASU 2020-01 requires entities to remeasure their equity securities in accordance with the measurement alternative in Topic 321 upon the occurrence of an observable transaction. The Company adopted this standard as of January 1, 2021 on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company continues to evaluate the potential impacts of ASU 2020-04 and may apply other elections as applicable as additional changes in the market occur.

Recently issued accounting standards not yet adopted by the Company

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805). ASU 2021-21 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and that at the acquisition date, the acquirer accounts for related revenue contracts in accordance with ASC 606 as if it had originated the contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

For the years ended December 31, 2020 and 2019, the Company recorded expenses of $3.7 million and $21.4 million, respectively, with respect to the adjustment of the contingent consideration to estimated fair value. This expense is included within general and administrative expenses in the accompanying consolidated statements of comprehensive income.

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

Transaction costs incurred by the Company in connection with Seriously acquisition, were approximately $1.5 million for the year ended December 31, 2020 and were recorded within general and administrative expenses in the consolidated statements of comprehensive income.

For the year ended December 31, 2020, the Company recorded expenses of $13.7 million with respect to the adjustment of the contingent consideration to estimated fair value. There were no expenses recorded in the year ended December 31, 2019. This expense is included within general and administrative expenses in the accompanying consolidated statements of comprehensive income.

Acquisition of Reworks OY

On August 31, 2021, the Company entered into a Share Sale and Purchase Agreement (“SPA”) pursuant to which the Company (i) acquired 80% of all issued and registered shares and options (“Share Capital”) of Reworks Oy, a limited liability company incorporated under the laws of Finland (“Reworks”) in exchange for cash consideration of $400 million, subject to customary closing adjustments, and (ii) will acquire the remaining 20% of the Share Capital for additional cash consideration (“Earnout Payment”) in an amount to be determined based on certain performance metrics during the calendar year 2022. The Earnout Payment will be calculated based on the amount of “Company EBITDA” (as defined in the SPA) in calendar year 2022 in excess of $10.3 million multiplied by 6.0, not to exceed $200 million, as further described in the SPA. In the event “Company EBITDA” (as defined in the SPA) is $10.3 million or less, the Earnout Payment will be $1.

The acquisition was accounted for as a business combination with the Company consolidating Reworks subsequent to the August 31, 2021 closing date. The assets acquired and liabilities assumed have been recognized at their estimated fair values at the acquisition date, the determination of which was completed in the fourth quarter of 2021 and there were no material adjustments. The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and Reworks' respective studio operations and apps.

The acquisition date fair value of the Earnout Payment was estimated by management, with the assistance of third-party valuation specialists, based upon the probability-weighted fair values of multiple discounted cash flow analyses. The extent to which the actual EBITDA differs from the probability-weighted analysis will result in adjustments to this liability in future periods. In accordance with ASC 480, this liability has been measured at fair value as of the acquisition date and will be remeasured to fair value on each subsequent reporting date until the contingency is resolved.

The selling shareholders of Reworks include both third-party investors and certain historical employees of Reworks that will continue as employees of Playtika post-acquisition. The earnout obligation payable to selling employee shareholders that will remain as employees of Playtika had an acquisition date fair value of $54.2 million. As the SPA includes certain forfeiture provisions for selling employee shareholders, the earnout obligation payable to these employee will be recorded as compensation expense over the period that such payment is earned. As of December 31, 2021, approximately $11 million has been recorded as compensation expense and is classified as an employee-related current liability on the Company’s consolidated balance sheet.

The earnout obligation payable to the third-party sellers had an acquisition date fair value of $33.7 million. As this represents an unconditional obligation of the Company to purchase the remaining Share Capital of Reworks at an agreed upon future date, this portion of the total Earnout Payment has been classified as a liability on the Company’s consolidated balance sheet rather than non-controlling interest. As of December 31, 2021, the fair value of the earnout obligation payable to third-party sellers was $28.7 million and has been recorded as contingent consideration on the Company’s consolidated balance sheet.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total Consideration	$438.7
Less: Cash acquired	(10.9)
Total consideration, net of cash acquired	427.8
Less: Acquisition date fair value of contingent consideration	(33.7)
Consideration paid as of August 31, 2021	$394.1

Identifiable assets acquired and liabilities assumed
Accounts receivable	$9.4
Intangible assets other than goodwill	143.0
Goodwill	312.6
Deferred tax liabilities	(28.6)
Contingent consideration	(33.7)
Liabilities assumed	(8.6)
Total identifiable assets acquired and liabilities assumed	$394.1

The developed game and user base intangible assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of six years and one year, respectively, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Transaction costs incurred by the Company in connection with Reworks acquisition, were approximately $1.0 million for the year ended December 31, 2021, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the August 31, 2021 acquisition date have not been presented because the incremental results from Reworks are not material to the consolidated statements of comprehensive income presented herein.

For the year ended December 31, 2021, the Company recorded other income of $5.0 million with respect to the adjustment of the contingent consideration to estimated fair value. The net amount is comprised of a favorable fair value adjustment of $6.5 million, partially offset by $1.5 million of interest expense included within general and administrative expenses and interest expense, respectively, in the accompanying consolidated statement of comprehensive income. This adjustment is a result of the Company revising its projections for Reworks 2022 performance based upon the Company’s 2022 annual budget.

Other development transactions

During 2019, the Company acquired certain technology assets and assembled workforces to expand the Company’s game portfolio and in-house expertise. These acquisitions were not individually or in the aggregate significant. Each of these transactions did not meet the definition of business combinations and were therefore accounted for under other appropriate accounting guidance. For the acquired workforce transactions, the Company recorded an aggregate of approximately $32.6 million in recruiting expense during the year ended December 31, 2019. These recruiting expenses are included in general and administrative expenses in the consolidated statements of comprehensive income. For the acquisition of the technology assets, the asset purchase agreement was entered into in October 2019. Consideration paid or payable under the asset purchase agreement includes an upfront payment of $5.0 million.

In February 2020, the Company acquired an assembled workforce to expand the Company’s game portfolio and in-house expertise for approximately $12.1 million. This acquisition was recorded as expense during the quarter ended March 31, 2020.

NOTE 3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2021 and 2020 are as follows (in millions):

	December 31,
	2021	2020
Government authorities	$39.6	$72.2
Prepaid expenses	11.3	12.0
Deferred charges	9.4	5.8
Other	12.6	11.6
Total prepaid expenses and other current assets	$72.9	$101.6

NOTE 4.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2021 and 2020 are as follow (in millions):

	December 31,
	2021	2020
Computers and peripheral equipment	$182.1	$148.9
Office furniture and equipment	14.0	12.5
Vehicles and aircraft	6.4	6.4
Leasehold improvements	42.4	31.7
Total property and equipment, gross	244.9	199.5
Accumulated depreciation	(141.6)	(101.0)
Total property and equipment, net	$103.3	$98.5

Depreciation expense was $42.5 million, $37.6 million and $23.6 million in the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 5.     GOODWILL

Changes in goodwill for the years ended December 31, 2021 and 2020 were as follows (in millions):

	Year ended December 31,
	2021	2020
Balance at beginning of period	$484.8	$474.2
Goodwill acquired during the year	312.6	—
Foreign currency translation adjustments	(9.3)	10.6
Balance at end of period	$788.1	$484.8

As of October 1 of each of the years presented, the Company performed a qualitative assessment for its reporting unit and concluded that the qualitative assessment did not result in a more likely than not indication of impairment, and therefore no further impairment testing was required. Accordingly, during the years ended December 31, 2021, 2020 and 2019, no impairment charge was recognized.

NOTE 6.    INTANGIBLE ASSETS OTHER THAN GOODWILL

The carrying amounts and accumulated amortization expenses of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at December 31, 2021 and 2020 were as follows (in millions):

	December 31, 2021
	Weighted average remaining useful life (in years)	Balance	December 31, 2020
Historical cost basis:
Developed games and acquired technology	5.1	$591.0	$481.5
Trademarks and user base	0.7	31.2	19.1
Internal use software	2.2	97.0	61.5
		719.2	562.1
Accumulated amortization
Developed games and acquired technology		(247.9)	(206.2)
Trademarks and user base		(23.0)	(19.0)
Internal use software		(31.0)	(9.2)
		(301.9)	(234.4)
Intangible assets other than goodwill, net		$417.3	$327.7

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

During the years ended December 31, 2021, 2020 and 2019, the Company recorded amortization expense in the amounts of $103.0 million, $81.6 million and $49.4 million, respectively.

There was no impairment of intangible assets in the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021, the total expected future amortization related to intangible assets was as follows (in millions):

2022	$109.1
2023	88.5
2024	72.8
2025	64.7
2026 and thereafter	82.2
Total	$417.3

NOTE 7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2021 and 2020 are as follows (in millions):

	December 31,
	2021	2020
Employees and related expenses	$167.8	$173.8
Tax accruals	162.5	130.5
Accrued expenses	132.7	121.6
Deferred revenues	31.6	21.3
Accrued litigation settlement	—	37.6
Total accrued expenses and other current liabilities	$494.6	$484.8

NOTE 8.    LEASES

The Company's leases include office real estate and data center leases for its facilities worldwide, which are all classified as operating leases, and which expire on various dates, the latest of which is April 2031. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index ("CPI"). The ROU asset and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Certain leases include renewal options that are reasonably certain to be exercised.

Supplemental balance sheet information related to leases is as follows (in millions):

December 31, 2021
Operating lease right-of-use assets, gross	$133.9
Accumulated amortization	(44.5)
Operating lease right-of-use assets, net	$89.4

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

December 31, 2021
Weighted average remaining lease term (years)	6.1
Weighted average discount rates	3.4%

Total operating lease expense was $21.8 million, $16.7 million and $12.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $21.5 million, $15.4 million and $10.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Maturities of lease liabilities are as follows (in millions):

2022	$20.3
2023	22.5
2024	19.7
2025	14.2
2026 and thereafter	32.3
Total undiscounted cash flows	109.0
Less: imputed interest	(9.5)
Present value of lease liabilities	$99.5

The table above excludes approximately $25 million in lease obligations associated with leases that are currently under negotiation or that start after January 1, 2022.

NOTE 9.     DEBT

	December 31, 2021				December 31, 2020
(in millions, except interest rates)	Maturity	Interest rate(s)	Book value	Face value	Book value
Term Loan	2028	2.850%	$1,843.8	$1,885.8	$2,314.4
Senior Notes	2029	4.250%	591.3	600.0	—
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,435.1	2,485.8	2,314.4
Less: Current portion of long-term debt			(12.2)	(19.0)	(104.6)
Long-term debt			$2,422.9	$2,466.8	$2,209.8

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $50.7 million and $60.6 million at December 31, 2021 and 2020, respectively.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility in the amount of 0.50% of the principal amount of the daily unused commitments of such lender, subject to step-downs to 0.375% and 0.25% based upon the Company's senior secured leverage ratio. The Company is also required to pay customary agency fees as well as letter of credit participation fees on outstanding letters of credit.

The Credit Agreement permits voluntary prepayments and requires mandatory prepayments in certain events including among others, 50% (subject to step-downs to 25% and 0% based upon the Company’s net total secured leverage ratio) of the Company’s excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary asset sale transactions (subject to reinvestment rights), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement). If the Company’s total secured leverage ratio remains below 2.0 to 1.0, consistent with the ratio for the year ended December 31, 2021, the Company’s required excess cash flow percentage for 2022 will step down to 0%.

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

The Credit Agreement requires that the Company and the guarantors (a) generate at least 80.0% of the EBITDA of the Company and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all “Material Intellectual Property” (defined as any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of the EBITDA of the Company and its restricted subsidiaries for the then most recently ended four fiscal quarters) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If the Company and the guarantors do not satisfy such requirement, then the Company must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. During the year ended December 31, 2021, the Company voluntarily designated certain subsidiaries in Germany, Austria and Finland as additional guarantors. As of December 31, 2021, the Company was in compliance with these requirements.

Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.00. At December 31, 2021, the Company’s first-priority net senior secured leverage ratio was 0.91 to 1.00.

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

Scheduled Principal Payments of Long-Term Debt

The scheduled principal payments due on long-term debt are as follows (in millions):

2022	$19.0
2023	19.0
2024	19.0
2025	19.0
2026 and thereafter	2,409.8
Total	$2,485.8

NOTE 10.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

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

In January 2021, promptly following the pricing of the Company’s IPO, the number of shares available for issuance under the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”) increased by 14,335,499 shares of common stock, which represented 3.5% of the total number of shares outstanding immediately after the consummation of the IPO. The number of shares available for grant will increase on January 1st of each year through January 2030 by an amount equal to the lesser of

(i) 3.5% of the total shares of the Company’s outstanding common stock or (ii) such number of shares determined by the Board of Directors. On January 1, 2022, the number of shares available for issuance under the Plan increased by 14,041,929.

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

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 42,190,299 shares as of December 31, 2021. As of December 31, 2021, a total of 386,104 shares of the Company’s common stock remained available for grants of awards under the Plan.

Stock Options

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted
	Stock	Average	Average	Intrinsic
	Options	Remaining	Exercise	Value
	Outstanding	Term (in years)	Price	(in millions)
Outstanding at January 1, 2021	8,000,000	9.5	$18.71	$58.1
Granted	8,857,172		$26.77
Exercised	—
Cancelled	(1,007,479)		$26.86
Expired	—
Outstanding at December 31, 2021	15,849,693	8.8	$22.70	$—
Exercisable at December 31, 2021	2,000,000	8.5	$18.71	$—

There were no stock options exercised during the years ended December 31, 2021, 2020 or 2019. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $10.16 per share and $8.58 per share, respectively.

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

–Expected volatility – Prior to the Company’s initial public offering of equity in January 2021, as the Company was a private company at the time of valuation, the Company estimated volatility based on the volatilities exhibited by comparable public companies and the Company’s capital structure and utilized the observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumption. Subsequent to the Company’s initial public offering, the Company continues to estimate volatility in the same manner as it has not yet established sufficient history to estimate volatility of its own. Expected volatility used in the valuation of options granted in 2021 and 2020 ranged from 38.2% to 48.0%.

–Risk-free interest rate - The risk-free interest rate was estimated based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of the respective equity option award. The risk-free interest rate used in the valuation of options granted in 2021 and 2020 ranged from 0.42% and 0.98%.

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

The following table summarizes the Company’s RSU activity:

		Weighted	Total Fair
		Average	Value of
		Grant Date	Shares Vested
	Shares	Fair Value	(in millions)
Outstanding at January 1, 2020	—
Granted	19,854,800	$19.41
Vested	(13,910,000)	$18.71	$260.1
Cancelled	—
Outstanding at December 31, 2020	5,944,800	$21.04
Granted	7,515,510	$28.23
Vested	(1,512,218)	$21.17	$26.6
Cancelled	(573,008)	$30.62
Outstanding at December 31, 2021	11,375,084	$25.29

There was no RSU activity in 2019.

Stock-based compensation

The following table summarizes stock-based compensation costs by award type (in millions):

	Year ended December 31,
	2021	2020
Stock options	$35.2	$8.9
RSUs	67.9	267.1
Total stock-based compensation costs	$103.1	$276.0

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statements of comprehensive income (in millions):

	Year ended December 31,
	2021	2020
Research and development expenses	$27.7	$0.5
Sales and marketing expenses	8.3	0.4
General and administrative expenses	64.4	275.1
Total stock-based compensation costs, net of amounts capitalized	$100.4	$276.0

During the year ended December 31, 2021, the Company capitalized $2.7 million of stock-based compensation cost.

There were no stock-based compensation costs in 2019.

As of December 31, 2021, the Company’s unrecognized stock-based compensation expenses related to stock options was approximately $104.3 million, which are expected to be recognized over a period of 2.9 years. As of December 31, 2021, the Company’s unrecognized stock-based compensation expenses related to unvested restricted stock units was approximately $244.8 million, which are expected to be recognized over a period of 2.9 years.

NOTE 11.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. The aggregate fair value of the Company’s interest rate swap agreements was an asset of $5.5 million as of December 31, 2021 and was recorded between accrued expenses and other current liabilities and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

The Company has also entered into multiple derivative contracts for the future purchase of ILS, RON and PLN. At December 31, 2021, we had entered into derivative contracts to purchase certain foreign currencies, including ILS, RON and PLN, at future dates. The approximate amount of hedges was equal to $71.2 million, and all contracts are expected to mature during the upcoming 12 months.. The aggregate fair value of the Company’s derivative contracts was $1.3 million as of December 31, 2021 and was recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

NOTE 12.    FAIR VALUE MEASUREMENTS

Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs. See Note 5, Goodwill and Note 6, Intangible Assets Other Than Goodwill, for more information on the assessment for impairment of goodwill and of intangible assets other than goodwill, respectively.

The following table summarizes the fair value measurement of the Company’s long-term debt at December 31, 2021 (in millions):

	December 31, 2021
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,885.8	$1,876.4	Level 2
Senior Notes	600.0	585.0	Level 2
Total debt	$2,485.8	$2,461.4

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets (in millions):

		Fair Value at
	Pricing Category	December 31, 2021
Cash and cash equivalents
Money market funds	Level 1	$310.2

Prepaid expenses and other current assets
Derivative instruments - foreign currency derivative contracts	Level 2	$1.3

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$7.9

Accrued expenses and other current liabilities:
Derivative instruments - interest rate swaps	Level 2	$2.4
Derivative instruments - foreign currency derivative contracts	Level 2	—

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

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2020	$26.3
Fair value adjustment	17.4
Payments	(43.7)
Balance as of December 31, 2020	—
Recorded in connection with acquisition transactions	33.7
Fair value adjustments based upon post-acquisition performance	(5.0)
Balance as of December 31, 2021	$28.7

In April 2020, the Company reached an agreement with the former stockholders of Seriously on the early determination of value and settlement of the contingent consideration payable following the Company’s acquisition of Seriously in July 2019. The impact of this agreement has been recorded within the fair value adjustments for the year ended December 31, 2020.

The Company estimated the fair value of the contingent consideration recorded in connection with the acquisition of Reworks using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

The Company had no financial assets or liabilities measured at fair value as of December 31, 2020.

The Company has not elected the fair value measurement option available under U.S. GAAP for any of its assets or liabilities that meet the option for this criteria.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. As of December 31, 2021, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate.

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

On October 26, 2020, a patent infringement claim was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The Plaintiff alleged that the defendants are infringing certain patents in the field of communication and the transferring of images between the gaming server and the end device on certain of its social casino games. The Plaintiff is seeking monetary damages. On April 7, 2021, following the Company’s preliminary motions for dismissal and stay, the Company’s motion for stay was approved by the court pending ruling on motions to dismiss. On July 7, 2021, the Court issued an order finding each of the Plaintiff’s asserted patents invalid as failing to comply with certain legal requirements and dismissing the lawsuit as to all parties. On July 19, 2021, the Plaintiff filed an appeal. Playtika Holding Corp. and Playtika Ltd. intend to defend the case vigorously.

On November 23, 2021, we and our directors and certain of our officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of our securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. The complaint seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.”

NOTE 14.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company's players and type of platform (in millions):

	Year ended December 31,
	2021	2020	2019
Geographic location
USA	$1,816.7	$1,669.0	$1,314.8
EMEA	383.8	338.8	263.1
APAC	206.9	200.7	172.0
Other	175.6	163.0	137.7
Total	$2,583.0	$2,371.5	$1,887.6
Platform type
Mobile	$2,069.1	$1,907.6	$1,475.8
Web	513.9	463.9	411.8
Total	$2,583.0	$2,371.5	$1,887.6

Revenues through third-party platforms and through the Company’s own Direct-to-Consumer platforms were as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Revenues
Third-party platforms	$2,054.0	$2,048.5	$1,693.9
Direct-to-Consumer platforms	529.0	323.0	193.7
Total	$2,583.0	$2,371.5	$1,887.6

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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	December 31,
	2021	2020
Accounts receivable	$143.7	$129.3
Contract assets (1)	9.4	5.8
Contract liabilities (2)	31.6	21.3
_______

(1)    Contract assets are included within prepaid expenses and other current assets as “deferred charges” in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the year ended December 31, 2021, the Company recognized all of its contract liabilities balance as of December 31, 2020.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 15.    APPRECIATION AND RETENTION PLANS

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

In October 2020, 43,000 appreciation units held under the 2021-2024 Retention Plan were cancelled. Pursuant to an amendment to the 2021-2024 Retention Plan adopted in October 2020, these cancelled appreciation units are considered “retired units” for purposes of the plan, and will be deemed to be outstanding and eligible for payment solely for purposes of determining the per unit value to be paid to participants, but no amounts will be paid with respect to such retired units.

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under the 2021-2024 Plan of $112.7 million during the year ended December 31, 2021, and under the 2017-2020 Plan of $67.6 million and $72.7 million during the years ended December 31, 2020 and 2019, respectively.
The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $21.3 million, $15.1 million and $18.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 16.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net for the years ended December 31, 2021, 2020 and 2019, are as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Interest expense	$149.2	$198.3	$61.6
Interest income	(0.8)	(0.1)	(1.5)
Foreign currency translation differences, net	5.7	(5.7)	0.3
Other	(0.3)	0.3	0.7
Total interest expense and other, net	$153.8	$192.8	$61.1

NOTE 17.    INCOME TAXES

Israeli taxation

The Company believes that certain of its Israeli subsidiaries qualify as a Preferred Technology Enterprises, entitled to a special tax track, under the Israeli Investment Law, 5719-1959 (the “Investment Law”) and accordingly are eligible for a reduced corporate tax rate of 12% on their preferred technology income, as defined in the Investment Law, beginning from tax year 2017 and onwards. A Preferred Technology Enterprise becomes a Special Preferred Technology Enterprise and is entitled to a reduced corporate tax rate of 6% on their preferred technology income when the worldwide revenues reach ILS 10 billion annually. The Company expects that the Israeli subsidiaries qualifying as Preferred Technology Enterprises in the current year will continue to qualify as Preferred Technology Enterprises or become Special Preferred Technology Enterprises in subsequent tax years.

Income not eligible for Preferred Technology Enterprise benefits is taxed at the regular corporate tax rate at 23% since 2018 and after.

Other foreign subsidiaries

Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence.

Net operating loss carry-forwards

The Company has net operating loss carryforwards in certain jurisdictions, including Israel, Germany and Finland of $78.7 million, $5.6 million, and $3.4 million, respectively. The net operating losses in Israel and Germany are carried forward indefinitely. The net operating losses in the Finland expire from 2029 through 2031.

The Company’s income tax return is subject to examination by federal, state and non-U.S. tax authorities. The 2018-2020 U.S. federal income tax filings are currently open tax years available for examination by the IRS. U.S. state tax jurisdictions have statutes of limitation generally ranging from three to five years, with the earliest open tax year for the Company being 2016. Years still open to examination by tax authorities in Israel, which is the main jurisdiction other than the U.S. are 2017-2020. The Israeli tax authorities are currently examining tax years 2017-2019.

Deferred tax assets and liabilities

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carry-forwards	$15.1	$14.0
Accrued employee costs	6.6	7.0
Research and development expenses	30.4	22.3
Operating lease liabilities	16.9	14.7
Stock-based compensation	7.4	3.6
Interest expense	19.9	11.7
Foreign tax credit carryforward	37.2	37.2
Other	9.3	7.1
Deferred tax assets	142.8	117.6
Valuation allowances	(53.8)	(49.9)
Net deferred tax assets	89.0	67.7
Deferred tax liabilities
Intangible assets	(67.2)	(53.2)
Undistributed earnings of subsidiaries	—	(46.2)
Debt issuance costs	(7.1)	—
Property and equipment	(10.3)	(11.5)
Operating lease right-of-use assets	(15.3)	(13.0)
Other	(4.5)	(1.7)
Deferred tax liabilities	(104.4)	(125.6)
Net deferred tax assets (liabilities)	$(15.4)	$(57.9)

Deferred taxes are reported in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets, net	$38.3	$28.5
Deferred tax liabilities, net	(53.7)	(86.4)
Net deferred tax (liabilities) assets	$(15.4)	$(57.9)

Based on available evidence, management believes it is not more-likely-than-not that $53.8 million U.S. and Israel deferred tax assets will be fully realizable. Accordingly, in those jurisdictions, the Company has recorded a valuation allowance against these assets. The Company regularly reviews the deferred tax assets for recoverability based on all of the available positive and negative evidence, with a focus on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.

The Company previously considered the earnings of certain of its non-U.S. subsidiaries to not be indefinitely reinvested since the cash generated from some of the foreign subsidiaries would be used to service the long-term debt in the U.S. As a result of this assertion, the impact of a repatriation of the undistributed earnings resulted in recording a deferred tax liability consisting of potential withholding and distribution taxes of $41.7 million as of December 31, 2019. For the year ended December 31, 2020, the Company accrued an additional $4.5 million of deferred tax liability. Such deferred taxes were recognized as tax expense. As a result of the changes to the Credit Agreement, primarily a reduction in the interest rate, in addition to other considerations, the Company has reevaluated its assertion and now considers the earnings of all its non-U.S. subsidiaries to be indefinitely reinvested. For the year ended December 31, 2021, the Company reversed the previously accrued deferred tax liability and recognized $46.2 million of tax benefit. As of December 31, 2021, the Company asserts that the undistributed earnings of its non-U.S. subsidiaries will be indefinitely reinvested, and determination of the amount of any deferred income or withholding tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.

Income before income taxes is comprised as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Domestic (U.S.)	$52.9	$(48.5)	$91.9
Foreign	355.5	242.9	344.4
Income before taxes on income	$408.4	$194.4	$436.3

Effective income tax rate reconciliations:

	Year ended December 31,
	2021	2020	2019
US statutory tax rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	2.6%	1.0%	3.6%
Effect of “Preferred Technology Enterprise” status	(6.4)%	(6.9)%	(8.5)%
Nondeductible stock-based compensation	2.0%	14.2%	—%
162(m) Limitation	1.1%	—%	—%
GILTI and Foreign adjustments	6.3%	—%	—%
Permanent items	0.3%	2.4%	1.3%
Change in valuation allowance	0.9%	1.3%	2.4%
Change in uncertain tax positions	5.8%	18.5%	3.2%
Repatriation of undistributed dividends	(11.3)%	2.3%	9.5%
Return-To-Provision Adjustments	1.7%	(1.0)%	(1.4)%
Other	0.5%	(0.2)%	2.7%
Effective tax rate	24.5%	52.6%	33.8%

The provision for income taxes is comprised as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Current	$172.3	$115.4	$106.6
Deferred	(72.4)	(13.1)	40.8
Total	$99.9	$102.3	$147.4

Domestic (U.S.)	$(19.6)	$7.6	$21.1
Foreign	119.5	94.7	126.3
Total	$99.9	$102.3	$147.4

	Year ended December 31,
	2021	2020	2019
U.S. Federal
Current	$24.9	$2.4	$12.0
Deferred	(48.5)	(1.1)	5.0
Total	$(23.6)	$1.3	$17.0
U.S. State
Current	$3.5	$7.8	$3.3
Deferred	0.5	(1.5)	0.8
Total	$4.0	$6.3	$4.1
Foreign
Current	$143.9	$105.2	$91.3
Deferred	(24.4)	(10.5)	35.0
Total	$119.5	$94.7	$126.3

Uncertain tax positions

A reconciliation of the opening and closing balances of total unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2021	2020
Balance as of January 1	$91.4	$58.6
Increases in respect of tax positions related to the current year	23.4	20.0
Increases in respect of tax positions related to prior years	9.1	9.7
Increases in respect of exchange rate fluctuations	3.9	4.3
Reductions in respect of settlements with authorities	(12.7)	—
Reductions in respect of expirations of statute of limitations	(0.9)	(1.2)
Balance as of December 31	$114.2	$91.4

The balance of total unrecognized tax benefits at December 31, 2021 is $104.9 million which, if recognized, would affect the effective tax rate in the Company's consolidated statements of comprehensive income. The balance of the accrual relating to interest and penalties as of December 31, 2021 is $9.2 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could change significantly within 12 months of the reporting date as a result of the open examination in Israel for the tax years ended 2017 through 2019. The nature of this uncertainty primarily relates to qualification of certain income as qualified income under the Preferred Technology Enterprise tax regimes. However, a reasonable estimate of the range of possible changes cannot be made at this time.

NOTE 18.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the year ended December 31, 2021 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2021	$16.7	$—	$—	$16.7
Other comprehensive income (loss) before reclassifications	(18.6)	2.1	2.0	(14.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.1	(1.1)	1.0
Balance as of December 31, 2021	$(1.9)	$4.2	$0.9	$3.2

NOTE 19.    NET INCOME ATTRIBUTABLE TO ORDINARY STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to ordinary stockholders (in millions, except per share data):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net income	$308.5	$92.1	$288.9
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	408.9	384.7	378.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	411.0	384.7	378.0
Net income per share, basic	$0.75	$0.24	$0.76
Net income per share, diluted	$0.75	$0.24	$0.76

The following outstanding employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
	2021	2020
Stock options	7,849,693	8,000,000
RSUs	4,455,989	—
Total	12,305,682	8,000,000

As the Company only had one class of common shares outstanding prior to June 2020 and had no awards granted under any equity plan, there were no equity awards excluded from the computation of earnings per share for the year ended December 31, 2019.

NOTE 20.    TRANSACTIONS AND BALANCES WITH RELATED PARTIES

Name and relationship of related parties

Name	Relationship
Playtika Holding UK	Immediate parent company
Alpha	Ultimate parent company
Giant HK	Stockholder who has significant influence over the ultimate parent company

Transactions with related parties

The following transactions occurred with related companies (in millions):

Year ended December 31,
2019
Loan due to Alpha offset with loan receivable	(68.0)
Loan due from Giant HK offset with loan payable	68.0

There were no transactions with related companies in the years ended December 31, 2021 and 2020.

The Company borrowed $92 million from Alpha during 2017 and repaid $24 million during 2018. The loan bore interest rate of 4% per annum. The loan was to be repaid up to two years from the agreement date and could be extended upon written agreement. The Company recognized interest expense of $1.8 million during the year ended December 31, 2019, related to this loan.

Also, the Company lent $92 million to Giant HK during 2017, and received $24 million during 2018. The loan bore interest rate of 4% per annum. The loan was to be repaid up to two years from the agreement date and could be extended upon written agreement. The Company recognized interest income of $1.8 million during the year ended December 31, 2019, related to this loan.

On August 20, 2019, Alpha and Giant HK agreed on the assignment of the agreement described above and accordingly the amount was off-set and the receivable loan balance considered as fully repaid.

Also in August 2019, the Company issued a $2.4 billion cash dividend to Playtika Holding UK.

NOTE 21.    SUBSEQUENT EVENTS

On February 7, 2022, the Company’s Compensation Committee approved the grant of performance stock units (“PSUs”) to certain of our executive officers, including our named executive officers, pursuant to the Company’s 2020 Incentive Award Plan, as amended. Should all of the performance targets be met and all outstanding PSUs vest, the Company expects to recognize approximately $54 million in expense over the next four years. The Company’s Compensation Committee also approved the grant of RSUs and options to certain employees other than our executive officers for which the Company expects to recognize approximately $106 million in expense over the next four years.

In February 2022, Russia launched a military invasion into Ukraine. The Company has a significant research and development center in Ukraine. At this time, the Company is unable to estimate any specific impact to its business, financial condition or results of operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

On August 31, 2021, the acquisition of 80% of the issued and registered shares and options of Reworks Oy was completed. Management has begun the evaluation of the internal control structures of Reworks. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded Reworks from our annual assessment of internal control over financial reporting as of December 31, 2021. As of December 31, 2021, total assets related to Reworks represented approximately 0.7% of our total assets, which consisted primarily of intangible assets, including goodwill. Revenues from Reworks comprised approximately 1.3% of our consolidated revenues for the year ended December 31, 2021. We will include Reworks in our evaluation of internal control over financial reporting as of December 31, 2022.

This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2022 annual meeting of stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Playtika Holding Corp. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II, Item 8 of this report are listed below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

(a)(2)    Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is otherwise included.

PLAYTIKA HOLDING CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year ended December 31, 2021	$49.9	$6.5	$(2.6)	$53.8
Year ended December 31, 2020	47.5	5.1	(2.7)	49.9
Year ended December 31, 2019	37.4	10.1	—	47.5

(a)(3)    Exhibits:

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)
4.1	Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)
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

4.4	Description of Securities (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 26, 2021)
4.5
First Supplemental Indenture and Subsidiary Guarantee, dated August 26, 2021, among Playtika Holding Corp., Playtika ST Holding GmbH, Seriously Digital Entertainment Oy, Supertreat GmbH, Wooga GmbH, Wooga ParentCo DE GmbH and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on November 4, 2021)

10.1
Form of Indemnification Agreement between Playtika Holding Corp. and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

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

10.16#	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 7, 2021)
10.17
Credit Agreement, dated as of December 10, 2019, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.18
Incremental Assumption Agreement No. 1, dated as of June 15, 2020, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.19
First Amendment to Credit Agreement, dated as of October 23, 2020, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 7, 2021)

10.20
Incremental Assumption Agreement No. 2, dated as of January 14, 2021, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)

10.21#
Employment Agreement, dated as of December 20, 2011, by and between Playtika Ltd. and Robert Antokol (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.22#
Employment Agreement, dated as of March 15, 2017, by and between Playtika Ltd. and Nir Korczak (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.23#
Employment Agreement, dated as of April 2, 2018, by and between Playtika Ltd. and Yael Yehudai (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.24#
Employment Agreement, dated as of December 4, 2011, by and between Playtika Ltd. and Shlomi Aizenberg (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.25#
Employment Agreement, dated as of May 25, 2011, by and between Playtika Ltd. and Ofer Kinberg (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.25.1#
Amendment to Employment Agreement, dated as of December 15, 2014, by and between Playtika Ltd. and Ofer Kinberg (incorporated herein by reference to Exhibit 10.32.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.26#
Employment Agreement, dated as of August 17, 2016, by and between Playtika Ltd. and Erez Rachmil (incorporated herein by reference to Exhibit 10.1# to the Company’s Quarter Report on Form 10-Q, as filed with the SEC on November 4, 2021)

10.27#
Form of Performance Stock Unit Agreement under 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 10, 2022)

10.28#
Form of Performance Stock Unit Agreement for Israeli Participants under 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 10, 2022)

10.29#	Employment Agreement, dated as of December 6, 2016, by and between Playtika Ltd. and Eric Rapps	X
21.1	List of Significant Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Inline Instance Document	X
101.SCH	XBRL Inline Taxonomy Extension Schema Document	X
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Inline Taxonomy Extension Calculation Definition Document	X
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
__________

#    Indicates management contract or compensatory plan.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTIKA HOLDING CORP.
Registrant

By:	/s/ Robert Antokol
Robert Antokol
Chief Executive Officer and Chairperson of the Board
Dated as of March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2022.

Name	Title
/s/ Robert Antokol	Chief Executive Officer (principal executive officer) and
Robert Antokol	Chairperson of the Board of Directors

/s/ Craig Abrahams	President and Chief Financial Officer
Craig Abrahams	(principal financial officer)

/s/ Troy J. Vanke	Chief Accounting Officer (principal accounting officer)
Troy J. Vanke

/s/ Wei Liu	Director
Wei Liu

/s/ Marc Beilinson	Director
Marc Beilinson

/s/ Bing Yuan	Director
Bing Yuan

/s/ Tian Lin	Director
Tian Lin

/s/ Dana Gross	Director
Dana Gross

/s/ Hong Du	Director
Hong Du