Form 10-Q
period 2022-03-31
Playtika Holding Corp.
filed 2022-05-10
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 412,397,599 shares of common stock, $0.01 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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
•risks related to our international operations and ownership, including our significant operations in Israel, the Ukraine and Belarus and the fact that our controlling stockholder is a Chinese-owned company;
•our reliance on key personnel;
•security breaches or other disruptions could compromise our information or our players’ information and expose us to liability; and
•our inability to protect our intellectual property and proprietary information could adversely impact our business.

Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” in this Quarterly Report on Form 10-Q and our Annual Report of Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$885.8	$1,017.0
Short-term bank deposits	222.1	100.1
Restricted cash	2.0	2.0
Accounts receivable	139.7	143.7
Prepaid expenses and other current assets	97.2	72.9
Total current assets	1,346.8	1,335.7
Property and equipment, net	105.6	103.3
Operating lease right-of-use assets	98.8	89.4
Intangible assets other than goodwill, net	419.3	417.3
Goodwill	829.3	788.1
Deferred tax assets, net	40.6	38.3
Investments in unconsolidated entities	17.8	17.8
Other non-current assets	30.7	13.4
Total assets	$2,888.9	$2,803.3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.2	$12.2
Accounts payable	41.9	45.7
Operating lease liabilities, current	20.0	17.2
Accrued expenses and other current liabilities	457.4	494.6
Total current liabilities	531.5	569.7
Long-term debt	2,420.3	2,422.9
Contingent consideration	30.0	28.7
Employee related benefits and other long-term liabilities	3.1	23.7
Operating lease liabilities, long-term	87.9	82.3
Deferred tax liabilities	56.1	53.7
Total liabilities	3,128.9	3,181.0
Commitments and contingencies (Note 11)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 412.2 and 411.1 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4.1	4.1
Additional paid-in capital	1,072.0	1,032.9
Accumulated other comprehensive income	18.6	3.2
Accumulated deficit	(1,334.7)	(1,417.9)
Total stockholders' deficit	(240.0)	(377.7)
Total liabilities and stockholders’ deficit	$2,888.9	$2,803.3

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues	$676.9	$638.9
Costs and expenses
Cost of revenue	186.9	183.0
Research and development	112.7	85.2
Sales and marketing	179.7	140.1
General and administrative	77.2	100.3
Total costs and expenses	556.5	508.6
Income from operations	120.4	130.3
Interest expense and other, net	27.5	75.7
Income before income taxes	92.9	54.6
Provision for income taxes	9.7	18.9
Net income	83.2	35.7
Other comprehensive income (loss)
Foreign currency translation	(3.3)	(9.9)
Change in fair value of derivatives	18.7	(0.1)
Total other comprehensive income (loss)	15.4	(10.0)
Comprehensive income	$98.6	$25.7

Net income per share attributable to common stockholders, basic	$0.20	$0.09
Net income per share attributable to common stockholders, diluted	$0.20	$0.09
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	412.0	406.5
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	412.5	409.5
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2022	411.1	$4.1	$1,032.9	$3.2	$(1,417.9)	$(377.7)
Net income	—	—	—	—	83.2	83.2
Stock-based compensation	—	—	40.5	—	—	40.5
Issuance of shares upon vesting of RSUs	1.1	*	(*)	—	—	*
Income tax withholding related to vesting of restricted stock units and other	—	—	(1.4)	—	—	(1.4)
Other comprehensive income	—	—	—	15.4	—	15.4
Balances at March 31, 2022	412.2	$4.1	$1,072.0	$18.6	$(1,334.7)	$(240.0)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2021	391.1	$3.9	$462.3	$16.7	$(1,726.4)	$(1,243.5)
Net income	—	—	—	—	35.7	35.7
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	467.5	—	—	467.7
Stock-based compensation	—	—	24.3	—	—	24.3
Issuance of shares upon vesting of RSUs	*	*	(*)	—	—	—
Other comprehensive loss	—	—	—	(10.0)	—	(10.0)
Balances at March 31, 2021	409.6	$4.1	$954.1	$6.7	$(1,690.7)	$(725.8)
________

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$83.2	$35.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	10.8	9.9
Amortization of intangible assets	28.7	23.3
Stock-based compensation	39.8	24.3
Amortization of loan discount	2.1	26.1
Change in fair value of contingent consideration	(22.1)	—
Change in deferred tax, net	(4.1)	0.3
Loss from foreign currency	2.1	3.3
Non-cash lease expenses	(1.1)	(2.1)
Capital gain from sale of investment	—	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	4.0	(54.4)
Prepaid expenses and other current and non-current assets	(19.8)	6.6
Accounts payable	(3.5)	(7.5)
Accrued expenses and other current and non-current liabilities	(62.0)	(120.7)
Net cash provided by (used in) operating activities	58.1	(56.4)
Cash flows from investing activities
Purchase of property and equipment	(13.0)	(7.5)
Capitalization of internal use software costs	(13.5)	(13.3)
Purchase of intangible assets	(2.4)	(3.3)
Short-term bank deposits	(122.1)	(50.0)
Payments for business combination, net of cash acquired	(29.3)	—
Other investing activities	—	2.2
Net cash used in investing activities	(180.3)	(71.9)
Cash flows from financing activities
Proceeds from bank borrowings, net	—	880.7
Repayments on bank borrowings	(4.8)	(951.0)
Proceeds from issuance of unsecured notes	—	176.9
Proceeds from issuance of common stock, net	—	470.4
Payment of tax withholdings on stock-based payments	(1.4)	—
Net cash provided by (used in) financing activities	(6.2)	577.0
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(5.9)
Net change in cash, cash equivalents and restricted cash	(131.2)	442.8
Cash, cash equivalents and restricted cash at the beginning of the period	1,019.0	523.6
Cash, cash equivalents and restricted cash at the end of the period	$887.8	$966.4

	Three months ended March 31,
	2022	2021
Supplemental cash flow disclosures
Cash paid for income taxes	$24.8	$21.4
Cash paid for interest	$27.7	$35.6
Cash received for interest	$0.1	$—
Non-cash financing and investing activities
Right-of-use assets acquired under operating leases	$14.1	$11.2
Contingent consideration related to business acquisition	$30.0	$—
Capitalization of stock-based compensation costs	$0.7	$—
Accrued offering costs	$—	$0.3
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corp. (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys to drive user engagement and monetization.

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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2021 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's financial statements for the year ended December 31, 2021.

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. No change to the carrying amounts were recorded in the three months ended March 31, 2022.

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

	March 31, 2022	December 31, 2021
Apple	42%	42%
Google	37%	34%
Facebook	7%	8%

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

Stock-based compensation expense

The Company has a stock-based compensation program which provides for equity awards including time-based stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period for options and RSUs and on an accelerated basis for PSUs. The Company records forfeitures as a reduction of stock-based compensation expense as those forfeitures occur.

The Company used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with stock options. As it does not have a long history of market prices for its common stock because the stock was not publicly traded prior to January 2021, the Company used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumptions. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for the Company’s peer group of companies for a period equal to the expected life of the options. The weighted-average risk-free interest rates were based on the interest rate for U.S. Treasury bonds. The expected term assumptions were derived using the simplified method, which is based on an average between each vesting date and the expiration date of an option. This method was chosen because there was no historical option exercise experience due to the Company being privately held. The Company does not anticipate paying cash dividends on its shares of common stock in the future. The stock options have a contractual term of 10 years. Except as otherwise provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

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

The Company uses the associated per-share value at the time of grant to determine the compensation cost to be recognized associated with RSUs and PSUs granted. The Company periodically reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjusts the stock compensation expense accordingly.

For RSUs, shares are issued on the vesting dates net of the applicable statutory income tax withholding to be paid by the Company on behalf of its employees. As a result, fewer shares are generally issued than the number of RSUs outstanding, and the income tax withholding is recorded as a reduction to additional paid-in capital.

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients. See Note 8, Equity Transactions and Stock Incentive Plan, for additional discussion.

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention Plan, eligible employees may be granted retention awards that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA for each of the plan years.

The value of each unit of the 2021-2024 Retention Plan has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned.

Derivative instruments
The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the portion of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under ASC 815 involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the USD one-month LIBOR rate associated with its variable rate debt.

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

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain revenue or expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”), Romanian Leu (“RON”) and Canadian Dollar (“CAD”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates.

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

Net income per share attributable to common stockholders

For all periods presented herein, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Performance Stock Units are considered potentially dilutive as of the first day of the reporting period in which the underlying performance metric is achieved. In the event of a loss, diluted shares are not considered because of their anti-dilutive effect.

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

NOTE 2.    ACQUISITION

Acquisition of JustPlay.LOL Ltd

On March 23, 2022, the Company announced the acquisition of JustPlay.LOL Ltd. (“JustPlay”) consistent with the Company’s strategy to increase its breadth of entertainment genres and leverage the Company’s Boost platform to enhance game-operations. The acquisition was accounted for as a business combination.

Within the accompanying consolidated financial statements, management has recorded its initial estimate of the assets acquired and liabilities assumed in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company with finalizing these estimates, with such finalization expected to be completed during the second quarter of 2022. As such, the Company expects that the initial purchase price allocation may change.

Given the timing of the acquisition immediately before the quarter end reporting date, and given the immateriality of the income statement of JustPlay for the period from March 22, 2022 through March 31, 2022, the profit and loss activity for this period has been excluded from the consolidated financial statements herein. These amounts will be recorded to the profit and loss statement during the second quarter of 2022.

The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and JustPlay's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total Consideration	$59.9
Less: Cash acquired	(0.6)
Total consideration, net of cash acquired	59.3
Less: Acquisition date fair value of contingent consideration	(30.0)
Consideration paid as of March 23, 2022	$29.3

Identifiable assets acquired and liabilities assumed
Accounts receivable	$1.1
Property and equipment	0.1
Intangible assets other than goodwill	$15.1
Goodwill	43.3
Liabilities assumed	(0.3)
Total identifiable assets acquired and liabilities assumed	$59.3

The developed game assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of six years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Pro forma results of operations for this acquisition subsequent to the March 23, 2022 acquisition date have not been presented because the incremental results from JustPlay are not material to the consolidated statements of comprehensive income presented herein.

NOTE 3.    GOODWILL

Changes in goodwill for the three months ended March 31, 2022 were as follows (in millions):

Three months ended March 31, 2022
Balance at beginning of period	$788.1
Goodwill acquired during the period	43.3
Foreign currency translation adjustments	(2.1)
Balance at end of period	$829.3

NOTE 4.    INTANGIBLE ASSETS OTHER THAN GOODWILL, NET

The carrying amounts and accumulated amortization of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at March 31, 2022 and December 31, 2021, were as follows (in millions):

	March 31, 2022
	Weighted average remaining useful life (in years)	Balance	December 31, 2021
Historical cost basis
Developed games and acquired technology	4.9	$606.1	$591.0
Trademarks and user base	0.4	31.2	31.2
Internal use software	2.8	111.2	97.0
		748.5	719.2
Accumulated amortization
Developed games and acquired technology		(265.8)	(247.9)
Trademarks and user base		(26.0)	(23.0)
Internal use software		(37.4)	(31.0)
		(329.2)	(301.9)
Intangible assets other than goodwill, net		$419.3	$417.3

During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense in the amounts of $28.7 million and $23.3 million, respectively.

As of March 31, 2022, the total expected future amortization related to intangible assets was as follows (in millions):

Remaining 2022	$81.1
2023	95.8
2024	82.2
2025	70.1
2025 and thereafter	90.1
Total	$419.3

NOTE 5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2022 and December 31, 2021 were as follows (in millions):

	March 31, 2022	December 31, 2021
Tax accruals	$162.9	$162.5
Accrued expenses	140.8	132.7
Employees and related expenses	116.1	167.8
Deferred revenues	31.0	31.6
Contingent consideration	6.6	—
Total accrued expenses and other current liabilities	$457.4	$494.6

NOTE 6.    LEASES

The Company's leases include office real estate and data center leases for its facilities worldwide, which are all classified as operating leases, and which expire on various dates, the latest of which is April 2031. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index (“CPI”). For these specific leases the ROU asset and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Certain leases include renewal options that are reasonably certain to be exercised.

Supplemental balance sheet information related to leases is as follows (in millions):

March 31, 2022
Operating lease right-of-use assets, gross	$148.4
Accumulated amortization	(49.6)
Operating lease right-of-use assets, net	$98.8

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

March 31, 2022
Weighted average remaining lease term (years)	5.9
Weighted average discount rates	3.2%

Total operating lease expense was $6.0 million and $4.6 million during the three months ended March 31, 2022 and 2021, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $6.0 million and $5.1 million during the three months ended March 31, 2022 and 2021, respectively.

Maturities of lease liabilities are as follows as of March 31, 2022 (in millions):

Remaining 2022	$16.2
2023	24.8
2024	22.0
2025	17.0
2026 and thereafter	37.6
Total undiscounted cash flows	117.6
Less: imputed interest	(9.7)
Present value of lease liabilities	$107.9

The table above excludes approximately $7 million in lease obligations associated with leases that are currently under negotiation or that start after April 1, 2022.

NOTE 7.    DEBT

	March 31, 2022				December 31, 2021
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	2.959%	$1,841.0	$1,881.0	$1,843.8
Senior Notes	2029	4.250%	591.5	600.0	591.3
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,432.5	2,481.0	2,435.1
Less: Current portion of long-term debt			(12.2)	(19.0)	(12.2)
Long-term debt			$2,420.3	$2,462.0	$2,422.9

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $48.5 million at March 31, 2022 and deferred financing costs of $50.7 million at December 31, 2021, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At March 31, 2022, the Company’s first-priority net senior secured leverage ratio was 0.94 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of March 31, 2022.

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

In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility in the amount of 0.50% of the principal amount of the daily unused commitments of such lender, subject to step-downs to 0.375% and 0.25% based upon the Company’s senior secured leverage ratio. The Company is also required to pay customary agency fees as well as letter of credit participation fees on outstanding letters of credit.

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

The significant terms and conditions of the Credit Agreement have not changed from what was disclosed in Note 9, Debt in our Annual Report on Form 10-K filed with the SEC on March 2, 2022.

Offering of 4.250% Senior Notes due 2029

Indenture

On March 11, 2021, the Company issued $600.0 million aggregate principal amount of its 4.250% senior notes due 2029 (the “Notes”) under an indenture, dated March 11, 2021 (the “Indenture”), among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the “Trustee”).

Maturity and Interest

The Notes mature on March 15, 2029. Interest on the Notes will accrue at a rate of 4.250% per annum. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year.

The significant terms and conditions of the Notes have not changed from what was disclosed in Note 9, Debt in our Annual Report on Form 10-K filed with the SEC on March 2, 2022.

NOTE 8.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 56,232,228 shares as of March 31, 2022. As of March 31, 2022, a total of 4,294,832 shares of the Company’s common stock remained available for grants of awards under the Plan.

Stock Options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

		Weighted	Weighted
	Stock	Average	Average	Intrinsic
	Options	Remaining	Exercise	Value
	Outstanding	Term (in years)	Price	(in millions)
Outstanding at January 1, 2022	15,849,693	8.8	$22.70
Granted	2,423,042		$15.65
Exercised	—
Cancelled	(869,102)		$22.57
Expired	—
Outstanding at March 31, 2022	17,403,633	8.50	$19.27	$—
Exercisable at March 31, 2022	4,112,918	7.58	$22.24	$—

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in each respective period, as well as for options repriced during the three months ended March 31, 2022:

	Three months ended March 31,
	2022	2021
Risk-free interest rate	0.67% - 1.82%	0.67%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	38.19% - 38.60%	38.56%

On February 7, 2022, the Compensation Committee of the Board of Directors of the Company approved an amendment to 5,303,242 options granted in 2021 that are scheduled to vest after the first anniversary of the grant date (the “Adjusted Portion”). The Adjusted Portion was amended to reduce the per share exercise prices of such Adjusted Portion to $18.71. The company accounted for the repricing as a modification and will record incremental compensation expense of approximately $8.8 million over the remaining vesting period. There were no awards to any named executive officers or other Section 16 executives included in this repricing.

RSUs

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2022:

		Weighted	Total Fair
		Average	Value of
		Grant Date	Shares Vested
	Shares	Fair Value	(in millions)
Outstanding at January 1, 2022	11,375,084	$25.29
Granted	5,774,908	$15.65
Vested	(1,170,026)	$30.88	$22.0
Cancelled	(427,074)	$29.35
Outstanding at March 31, 2022	15,552,892	$21.18

PSUs

On February 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of PSUs to certain employees pursuant to the Plan. For each annual performance period consisting of calendar years 2022 through 2025, up to 25% of the PSUs will be eligible to vest based on the Company’s annual revenue growth rate during the applicable performance period relative to threshold, target and maximum achievement levels.

If the Company’s annual revenue growth rate for a performance period is between two achievement levels, the achievement percentage will be determined by linear interpolation between the applicable achievement levels. Notwithstanding the foregoing, in no event shall less than 25 PSUs vest during each performance period for Israeli participants.

The following table summarizes the Company’s PSU activity during the three months ended March 31, 2022:

		Weighted	Total Fair
		Average	Value of
		Grant Date	Shares Vested
	Shares(1)	Fair Value	(in millions)
Outstanding at January 1, 2022	—	$—
Granted	3,478,378	$15.65
Vested	—	$—	$—
Cancelled	—	$—
Outstanding at March 31, 2022	3,478,378	$15.65
________
(1)    The number of shares for the PSUs listed as granted represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

Stock-Based Compensation

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended March 31,
	2022	2021
Research and development expenses	$13.8	$6.5
Sales and marketing expenses	2.9	2.8
General and administrative expenses	23.1	15.0
Total stock-based compensation costs, net of amounts capitalized	$39.8	$24.3

During the three months ended March 31, 2022, the Company capitalized $0.7 million of stock-based compensation cost. There was no stock-based compensation cost capitalized during the three months ended March 31, 2021.

As of March 31, 2022, the Company’s unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $108.9 million, $297.8 million and $50.0 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 2.8 years, 3.0 years and 2.3 years, respectively.

NOTE 9.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. The aggregate fair value of the Company’s interest rate swap agreements was an asset of $29.2 million as of March 31, 2022 and was recorded between prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

The Company has also entered into multiple derivative contracts for the future purchase of ILS, RON, PLN and CAD. At March 31, 2022, the Company had entered into derivative contracts to purchase certain foreign currencies, including ILS, RON, PLN and CAD at future dates. The approximate amount of hedges was equal to $191.3 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was an asset of $1.3 million as of March 31, 2022 and was recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

The following table summarizes the fair value measurement of the Company’s long-term debt at March 31, 2022 (in millions):

	March 31, 2022
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,881.0	$1,843.4	Level 2
Senior Notes	600.0	551.3	Level 2
Total debt	$2,481.0	$2,394.7

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2022 (in millions):

		Fair Value at
	Pricing Category	March 31, 2022	December 31, 2021
Cash and cash equivalents
Money market funds	Level 1	$184.5	$310.2

Prepaid expenses and other current assets
Derivative instruments - foreign currency derivative contracts	Level 2	$1.3	$1.3
Derivative instruments - interest rate swaps	Level 2	4.2	—

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$25.0	$7.9

Accrued expenses and other current liabilities:
Derivative instruments - interest rate swaps	Level 2	$—	$2.4
Contingent consideration - current	Level 3	6.6	—

Contingent consideration	Level 3	$30.0	$28.7

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

Balance as of January 1, 2022	$28.7
Recorded in connection with acquisition transaction	30.0
Fair value adjustment	(22.1)
Balance as of March 31, 2022	$36.6

The Company estimated the fair value of its contingent consideration liabilities using probability-weighted discounted cash flow analyses. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The extent to which the actual results differ from assumptions made within the probability-weighted analyses will result in adjustments to this liability in future periods.

The Company has not elected the fair value measurement option available under U.S. GAAP for any of its assets or liabilities that meet the option for these criteria.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of

Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. As of March 31, 2022, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate.

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

On October 26, 2020, a patent infringement claim was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The Plaintiff alleged that the defendants are infringing certain patents in the field of communication and the transferring of images between the gaming server and the end device on certain of its social casino games. The Plaintiff is seeking monetary damages. On April 7, 2021, following the Company’s preliminary motions for dismissal and stay, the Company’s motion for stay was approved by the court pending ruling on motions to dismiss. On July 7, 2021, the Court issued an order finding each of the Plaintiff’s asserted patents invalid as failing to comply with certain legal requirements and dismissing the lawsuit as to all parties. On July 19, 2021, the Plaintiff filed an appeal, and a hearing on the appeal was held on May 6, 2022 before the United States Court of Appeals for the Federal Circuit. Playtika Holding Corp. and Playtika Ltd. intend to continue defending the case vigorously.

On November 23, 2021, the Company and its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint was brought on behalf of an alleged class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleged violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

NOTE 12.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended March 31,
	2022	2021
Geographic location
USA	$474.4	$454.7
EMEA	104.2	91.7
APAC	52.3	49.9
Other	46.0	42.6
Total	$676.9	$638.9

Platform type
Mobile	$546.0	$513.2
Web	130.9	125.7
Total	$676.9	$638.9

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended March 31,
	2022	2021
Revenues
Third-party platforms	$524.5	$523.0
Direct-to-consumer platforms	152.4	115.9
Total	$676.9	$638.9
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	March 31, 2022	December 31, 2021
Accounts receivable	$139.7	$143.7
Contract assets (1)	9.3	9.4
Contract liabilities (2)	31.0	31.6
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three months ended March 31, 2022, the Company recognized $24.0 million of its contract liabilities that were outstanding as of December 31, 2021.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 13.    APPRECIATION AND RETENTION PLAN

In August 2019, the Board approved the 2021-2024 Retention Plan. Under the 2021-2024 Retention Plan, eligible employees may be granted retention awards that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA in each of the plan years.

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $24.9 million and $29.8 million during the three months ended March 31, 2022 and 2021, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $0.6 million and $3.1 million during the three months ended March 31, 2022 and 2021, respectively.

NOTE 14.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net are as follows (in millions):

	Three months ended March 31,
	2022	2021
Interest expense	$23.7	$78.0
Interest income	(0.8)	(0.2)
Foreign currency translation differences, net	4.6	(0.8)
Other	—	(1.3)
Total interest expense and other, net	$27.5	$75.7

NOTE 15.    INCOME TAXES

	Three months ended March 31,
(in millions, except tax rate)	2022	2021
Income before income taxes	$92.9	$54.6
Provision for income taxes	$9.7	$18.9
Effective tax rate	10.4%	34.6%

The effective income tax rate for the three months ended March 31, 2022 was 10.4% compared to 34.6% for the three months ended March 31, 2021. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary difference between the effective tax rate and the 21% federal statutory rate for the three months ended March 31, 2022 was due to a discrete tax benefit for the release of a valuation allowance on certain foreign deferred tax assets resulting from the commencement of changes to our organizational structure. The primary differences between the effective tax rate and the 21% federal statutory rate for the three months ended March 31, 2021 were due to tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, the impact of repatriation of the undistributed earnings of certain foreign subsidiaries and the inclusion of Global Intangible Low-Taxed Income.

NOTE 16.     ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2022 and 2021 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2022	$(1.9)	$4.2	$0.9	$3.2
Other comprehensive income (loss) before reclassifications	(3.3)	17.7	0.3	14.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.1)	0.7
Balance as of March 31, 2022	$(5.2)	$22.7	$1.1	$18.6

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2021	$16.7	$—	$—	$16.7
Other comprehensive income (loss) before reclassifications	(9.9)	0.7	(1.1)	(10.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.3	0.3
Balance as of March 31, 2021	$6.8	$0.7	$(0.8)	$6.7

NOTE 17.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended March 31,
	2022	2021
Numerator:
Net income	$83.2	$35.7
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	412.0	406.5
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	412.5	409.5
Net income per share, basic	$0.20	$0.09
Net income per share, diluted	$0.20	$0.09

The following outstanding employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2022	2021
Stock options	17,258,351	7,942,431
RSUs	9,798,613	4,937,521
Total	27,056,964	12,879,952

In addition, 3,478,378 PSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2022 because the minimum performance measures have not yet been met.

NOTE 18.    SUBSEQUENT EVENTS

The Company performed a review for subsequent events through the date of these financial statements and noted no material items for disclosure.

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

General and administrative

General and administrative expenses consist of salaries, bonuses, benefits, and other compensation, including stock-based compensation, for all our corporate support functional areas, including our senior leadership. In addition, general and administrative expenses include outsourced professional services such as consulting, legal and accounting services, taxes and dues, insurance premiums, and costs associated with maintaining our property and infrastructure. General and administrative expenses also include depreciation and amortization expenses associated with assets not directly attributable to any of the expense categories above. We also record adjustments to contingent consideration payable recorded after the acquisition date, and legal settlement expenses, as components of general and administrative expense. We expect non-discrete general and administrative expenses will increase in absolute dollars to support our expected growth initiatives.

Interest expense and other, net

Interest expense is primarily related to borrowings under our Credit Agreement dated as of December 10, 2019 (as amended, the “Credit Agreement”). Our interest expense includes amortization of deferred financing costs and is offset by interest income earned on the investment of excess cash and cash equivalents. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million, reducing our overall exposure to variable interest rates.

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

Consolidated Operating Results of Playtika Holding Corp

We measure the performance of our business by using several key financial metrics, including revenue and operating income, and operating metrics, including Daily Active Users, Average Revenue per Daily Active User, Paying Users, and Average Revenue per Paying User. These operating metrics help our management to understand and measure the engagement levels of our players, the size of our audience and our reach. See “Basis of Presentation” and “Summary Consolidated Financial and Other Data” for additional information of these measures.

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

	Three months ended March 31,
(in millions, except percentages, Average DPUs and ARPDAU)	2022	2021
Revenues	$676.9	$638.9
Total cost and expenses	556.5	508.6
Operating income	120.4	130.3
Net income	83.2	35.7
Adjusted EBITDA	220.5	258.0

Non-financial performance metrics
Average DAUs	10.1	10.4
Average DPUs (in thousands)	323	296
Average Daily Payer Conversion	3.2%	2.8%
ARPDAU	$0.74	$0.68
Average MAUs	31.7	31.4

Comparison of the three and three months ended March 31, 2022 versus the three and three months ended March 31, 2021

	Three months ended March 31,
	2022	2021
(in millions)	(Unaudited)
Revenues	$676.9	$638.9
Cost of revenue	$186.9	$183.0
Research and development	112.7	85.2
Sales and marketing	179.7	140.1
General and administrative	77.2	100.3
Total costs and expenses	$556.5	$508.6

Revenues

Revenues for the three months ended March 31, 2022 increased by $38.0 million when compared with the same period of 2021. The increase in revenues was primarily due to the acquisition of Reworks in the third quarter of 2021, our ongoing improvements to monetization, new content and product features, and increased engagement across our broader portfolio of games.

Cost of revenue

Cost of revenue for the three months ended March 31, 2022 increased by $3.9 million when compared with the same period of 2021. The favorable impact of reduced platform fees associated with a higher percentage of our revenues being derived through our direct-to-consumer platforms was more than offset by the increased platform fees associated with revenue from Reworks, and an increase in amortization expense for recently capitalized software development costs.

Research and development expenses

Research and development expenses for the three months ended March 31, 2022 increased by $27.5 million when compared with the same periods of 2021. In addition to the impact of increased expenses associated with the acquisition of Reworks, the increase in research and development expenses was primarily due to increased headcount and payroll costs, and increased facilities costs associated with additional leased premises.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2022 increased by $39.6 million when compared with the same period of 2021. In addition to the impact of increased expenses associated with the acquisition of Reworks, the increases in sales and marketing expenses for the three month period ending March 31, 2022 were primarily due to increased media buy expenses, increased headcount and payroll costs, and increased facilities costs associated with additional leased premises.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 decreased by $23.1 million when compared with the same period of 2021. Included in general and administrative expenses for the three months ended March 31, 2022, with no comparable amounts for the three months ended March 31, 2021, is a reduction of contingent consideration of $23.0 million. Included in general and administrative expenses for the three months ended March 31, 2021, with no comparable amounts for the three months ended March 31, 2022, are bonus expenses of approximately $35.4 million paid as a result of the successful initial public offering of our stock in January 2021. Excluding these specific discrete items, general and administrative expenses would have increased during the three months ending March 31, 2022 when compared with 2021, primarily as a result of increased headcount and payroll costs and expenses incurred in connection with the evaluation of strategic alternatives for the Company.

Other Factors Affecting Net Income

	Three months ended March 31,
	2022	2021
(in millions)	(Unaudited)
Interest expense	$23.7	$78.0
Interest income	(0.8)	(0.2)
Foreign currency exchange, net	4.6	(0.8)
Other	—	(1.3)
Provision for income taxes	9.7	18.9
Interest expense

In March 2021, we refinanced our existing term loan with a combination of a new term loan and fixed-rate senior notes. The refinancing transaction was considered a debt-modification for accounting purposes. As a result, a portion of the original issue discount incurred when the original term loan was entered into has been carried over to the new term loan, and approximately $22.9 million of this original issue discount was written off as interest expense during the first quarter 2021. In addition, we recorded approximately $14.5 million in expense associated with the Refinancing Transaction. Excluding the impact of these discrete components of interest expense, interest expense declined by approximately $16.9 million for the three months ended March 31, 2022 when compared to 2021, primarily as a result of lower interest rates on our outstanding indebtedness.

Provision for income taxes

The effective income tax rate for the three months ended March 31, 2022 was 10.4% compared to 34.6% for the three months ended March 31, 2021. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary difference between the effective tax rate and the 21% federal statutory rate for the three months ended March 31, 2022 was due to a discrete tax benefit for the release of a valuation allowance on certain foreign deferred tax assets resulting from the commencement of changes to our organizational structure. The primary difference between the effective tax rate and the 21% federal statutory rate for the three months ended March 31, 2021 was due to a discrete tax benefit for the release of a valuation allowance on certain foreign deferred tax assets.

Reconciliation of Adjusted EBITDA to Net Income

Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure. We define Adjusted EBITDA as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) stock-based compensation, (vi) contingent consideration, (vii) acquisition and related expenses, (viii) expense under our long-term compensation plans, (ix) M&A-related retention payments, and (x) certain other items. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by revenues.

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

	Three months ended March 31,
(in millions)	2022	2021
Net income	$83.2	$35.7
Provision for income taxes	9.7	18.9
Interest expense and other, net	27.5	75.7
Depreciation and amortization	39.5	33.2
EBITDA	159.9	163.5
Stock-based compensation(1)	39.8	24.3
Contingent consideration	(23.0)	—
Long-term cash compensation(2)	24.9	29.8
Acquisition and related expenses(3)	9.0	35.7
M&A related retention payments(4)	(1.9)	3.1
Other one-time items(5)	11.8	1.6
Adjusted EBITDA	$220.5	$258.0
Net income margin	12.3%	5.6%
Adjusted EBITDA margin	32.6%	40.4%
_______
(1)    Reflects, for the three months ended March 31, 2022 and 2021, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Includes expenses recognized for grants of annual cash awards to employees pursuant to our Retention Plans, which awards are incremental to salary and bonus payments, and which plans expire in 2024. For more information, see Note 13, Appreciation and Retention Plan, of our consolidated financial statements included in this document.
(3)    Amount for the three months ended March 31, 2022, primarily relates to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company. Amount for the three months ended March 31, 2021 primarily relates to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021.
(4)    Includes retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The amount for the three months ended March 31, 2022, primarily relates to the reduction of contingent consideration payable to employees of the Company that were also selling Shareholders of Reworks. This portion of the contingent consideration is being accounted for as an M&A retention payment to these employees, with changes in the amounts recognized as compensation expense.
(5)    Amount for the three months ended March 31, 2022, consists of $8.8 million incurred by the Company severance and $3.0 million incurred by the Company for relocation and support provided to employees due to the war in Ukraine.

Liquidity and Capital Resources

Capital spending

We incur capital expenditures in the normal course of business and performs ongoing enhancements and updates to our social and mobile games to maintain our quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities. We may also pursue acquisition opportunities for additional businesses or social or mobile games that meet our strategic and return on investment criteria. Capital needs are evaluated on an individual opportunity basis and may require significant capital commitments.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term bank deposits, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents and short-term bank deposits totaled $1,107.9 million and $1,117.1 million at March 31, 2022 and December 31, 2021, respectively. As of both March 31, 2022 and December 31, 2021, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

Our restricted cash totaled $2.0 million at both March 31, 2022 and December 31, 2021. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Three months ended March 31,
	2022	2021
Net cash flows provided by (used in ) operating activities	$58.1	$(56.4)
Net cash flows used in investing activities	(180.3)	(71.9)
Net cash flows provided by (used in) financing activities	(6.2)	577.0
Effect of foreign exchange rate changes on cash and cash equivalents	(2.8)	(5.9)
Net change in cash, cash equivalents and restricted cash	$(131.2)	$442.8

Operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2022 was $58.1 million compared with cash flows used in operating activities of $56.4 million for the same period of 2021. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the three months ended March 31, 2022 was $180.3 million when compared with $71.9 million for the same period of 2021. Cash flows used in investing activities generally includes outflows related to business combinations, the purchase and capitalization of assets and the investment in short-term bank deposits.

Financing activities

Net cash flows used in financing activities for the three months ended March 31, 2022 was $6.2 million, compared to cash flows provided by financing activities of $577.0 million for the same period of 2021. Financing activity cash flows for the three months ended March 31, 2022 primarily relate to repayments on our bank borrowings. Financing activity cash flows for the three months ended March 31, 2021 primarily relate to our initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan (as defined below) in March 2021.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 7, Debt, to the accompanying consolidated financial statements and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022.

COVID-19

The global pandemic associated with COVID-19 has caused major disruption to all aspects of the global economy and daily life. We have followed guidance by the United States, Israeli and other applicable foreign and local governments to protect our employees and operations during the pandemic and have implemented a remote working environment for our business. We cannot predict the potential impacts of the COVID-19 pandemic on our business or operations, but we continuously monitor performance and other industry reports to assess the risk of future negative impacts as the disruptions of the COVID-19 pandemic continue to evolve.

Despite the challenges we have faced in light of the COVID-19 pandemic, the stay-at-home orders that were in place across the United States sporadically throughout the pandemic have generally been favorable to our business as a result of increased time spent with digital entertainment, including casual gaming and games involving socially interactive experiences.

The COVID-19 pandemic has resulted in and may continue to result in consumers spending a greater portion of their time at home and sustained demand for entertainment options, which may continue to benefit our financial results. We cannot predict the potential impacts of the COVID-19 pandemic on our business or operations, and there is no guarantee that these favorable trends will continue, particularly if the COVID-19 pandemic increases and the adverse consequences thereof in severity or continues for a protracted period of time, which could disrupt our operations, or put greater financial pressure on the economy and users’ discretionary income or spending habits. See “Risk Factors—Risks Related to Our Business—The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022, for more information.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce our counterparty risk. Each swap requires us to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026.

We had borrowings outstanding under our Term Loan with book values of $1,841.0 million and $1,843.8 million at March 31, 2022 and December 31, 2021, respectively, which were subject to a weighted average interest rate of 2.89% and 2.85% for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. There were no borrowings against our Revolving Credit Facility at March 31, 2022 or December 31, 2021.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan would have increased or decreased our interest expense by $13.8 million over a twelve-month period.

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

Investment risk

We had cash and cash equivalents including restricted cash and cash equivalents totaling $887.8 million and $1,019.0 million as of March 31, 2022 and December 31, 2021, respectively. We also had short-term bank deposits of $222.1 million and $100.1 million as of March 31, 2022 and December 31, 2021, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term deposits primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by an immaterial amount.

Foreign currency risk
Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in Israeli Shekels (“ILS”). We also have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, including the Australian Dollar, British Pound, Euro, Canadian Dollar (“CAD”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of March 31, 2022, we had entered into derivative contracts to purchase certain foreign currencies, including ILS, RON, PLN and CAD at future dates. The notional value of amounts hedged was approximately $191.3 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

During the quarter ended March 31, 2022, we migrated one of our acquired entities from their pre-existing general ledger system into our standard general ledger software, and we finalized the implementation of a software package that automates our tracking of, accounting for and disclosure of our lease population. For the quarter ended March 31, 2022, there were no other changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which factors could materially affect our business, financial condition, liquidity or future results. Other than the risk factors detailed below, there have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

Our systems and operations are vulnerable to damage or interruption from natural disasters, power losses, telecommunications failures, cyber-attacks, terrorist attacks, acts of war, human errors, break-ins and similar events.

We have in the past and may continue to experience disruption as a result of catastrophic events. For example, we have relocated personnel in our Ukraine and Belarus offices as a result of military conflict and political instability due to the Russian invasion of Ukraine. In addition, we previously maintained an office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. Additionally, our primary offices are located in Israel and we have several offices in Ukraine and a large office in Belarus, and are therefore subject to a heightened risk of military and political instability.

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

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations, including our operations in Ukraine and Belarus.

On February 24, 2022, Russian military forces invaded Ukraine, with support from the government of Belarus, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, increase in cyberattacks, as well as disruptions to our operations in Ukraine and Belarus.

We have a significant research and development center in Ukraine and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Ukraine. We have also invested significant resources in Ukraine in the past. As a result, warfare, political turmoil or terrorist attacks in this region could negatively affect our Ukrainian operations and our business.

In addition, we have a significant research and development center in Belarus and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Belarus, including the impacts of the conflict in Ukraine. We have also invested significant resources in Belarus in the past. As a result, warfare, political turmoil or terrorist attacks in this region could negatively affect our operations in Belarus and our business.

We have developed and, in some cases, implemented humanitarian efforts, including food and medical supplies, as well as contingency plans to relocate work and/or personnel to other geographies, as appropriate. Our business continuity plans are designed to address known contingency scenarios to ensure that we have adequate processes and practices in place to protect the safety of our people and to handle potential impacts to our operations. Our humanitarian efforts, crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of ongoing, prolonged or multiple crises, such as civil unrest, military conflict and a pandemic in a concentrated geographic area. The current events in the regions where we operate may pose security risks to our people, our facilities, our operations, and infrastructure, such as utilities and network services, and the disruption of any or all of them could materially adversely affect our business, financial conditions and results of operations, and cause volatility in the price of our securities. We are continuing to monitor the situation in Ukraine and Belarus and assess options in relation to our ongoing operations and our ability to continue to do business in the region.

Furthermore, due to the political uncertainty involving Russia and Ukraine, there is also an increased likelihood that the tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Any attempts by cyber attackers to disrupt our services or systems, if successful, could harm our business, result in the misappropriation of funds, be expensive to remedy and damage our reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to such cyber-attacks and cybersecurity incidents.

We are actively monitoring the situation in Ukraine and assessing its impact on our business. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-K or in our Annual Report on Form 10-K filed with the SEC on March 2, 2022.

Any disruption to our operations in Ukraine or Belarus may be prolonged and require us to reevaluate our operations in those countries, which may be more expensive and harm our business.

Our business may be affected by sanctions, export controls and similar measures targeting Russia and Belarus as well as other responses to Russia’s invasion of Ukraine.

As a result of Russia’s military conflict in Ukraine, governmental authorities in the United States, the European Union and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including:

•blocking sanctions on some of the largest state-owned and private Russian financial institutions (and their subsequent removal from SWIFT);
•blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities;
•expansion of sectoral sanctions in various sectors of the Russian and Belarusian economies and the defense sector;
•United Kingdom sanctions introducing restrictions on providing loans to, and dealing in securities issued by, persons connected with Russia;
•restrictions on access to the financial and capital markets in the European Union, as well as prohibitions on aircraft leasing operations;
•sanctions prohibiting most commercial activities of U.S. and EU persons in Crimea and Sevastopol; and
•enhanced export controls and trade sanctions targeting Russia’s imports of technological goods as a whole, including tighter controls on exports and reexports of dual-use items, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports, as well as higher import tariffs and a prohibition on exporting luxury goods to Russia and Belarus.

As the conflict in Ukraine continues, there can be no certainty regarding whether the governmental authorities in the United States, the European Union, the United Kingdom or other counties will impose additional sanctions, export controls or other measures targeting Russia, Belarus or other territories.

Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant governmental authorities. We must be ready to comply with the existing and any other potential additional measures imposed in connection with the conflict in Ukraine. The imposition of such measures could adversely impact our business, including preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities or receiving payment for products already supplied or services already performed with customers.

We review and monitor our contractual relationships with suppliers to establish whether any are target of the applicable sanctions. In the unlikely event that we identify a party with which we have a business relationship that is the target of applicable sanctions, we would immediately commence a legal analysis of what gives rise to the business relationship, including any contract, to estimate the most appropriate course of action to comply with the sanction regulations, together with the impact of a contractual termination according to the applicable law, and then proceed as required by the regulatory authorities. However, given the range of possible outcomes, the full costs, burdens, and limitations on our business may become significant.

Furthermore, even if an entity is not formally subject to sanctions, suppliers, customers and business partners of such entity may decide to reevaluate or cancel projects with such entity for reputational or other reasons. As result of the ongoing conflict in Ukraine, many U.S., European and other multi-national businesses across a variety of industries, including consumer goods and retail, food, energy, banking and finance, media and entertainment, tech, travel and logistics, manufacturing and others, have indefinitely suspended their operations and paused all commercial activities in Russia and Belarus. Depending on the extent and breadth of sanctions, export controls and other measures that may be imposed in connection with the conflict in Ukraine, it is possible that our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to maintain adequate insurance, and our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis.

In addition, we may not be able to obtain or renew certain insurance policies either on commercially reasonable terms of at all. For example, in March 2022, our insurance broker notified us that we would be unable to renew our commercial general commercial liability insurance policy in Ukraine due to the current situation in Ukraine, resulting in loss of such insurance coverage in Ukraine, including for property damage, workers’ compensation and general commercial liability.

Such losses, or inability to maintain insurance, could adversely affect our business prospects, results of operations, cash flows and financial condition.

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
Dated as of May 10, 2022