Form 10-Q
period 2022-06-30
Playtika Holding Corp.
filed 2022-08-04
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2022, the registrant had 412,642,934 shares of common stock, $0.01 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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
•the impact of an economic recession or periods of increased inflation, and any reductions to household spending on the types of discretionary entertainment we offer;
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

Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 2, 2022. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,165.8	$1,017.0
Short-term bank deposits	75.3	100.1
Restricted cash	1.8	2.0
Accounts receivable	128.5	143.7
Prepaid expenses and other current assets	115.4	72.9
Total current assets	1,486.8	1,335.7
Property and equipment, net	110.9	103.3
Operating lease right-of-use assets	108.8	89.4
Intangible assets other than goodwill, net	394.9	417.3
Goodwill	809.8	788.1
Deferred tax assets, net	42.4	38.3
Investments in unconsolidated entities	22.8	17.8
Other non-current assets	29.8	13.4
Total assets	$3,006.2	$2,803.3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.4	$12.2
Accounts payable	49.3	45.7
Operating lease liabilities, current	24.3	17.2
Accrued expenses and other current liabilities	530.4	494.6
Total current liabilities	616.4	569.7
Long-term debt	2,417.3	2,422.9
Contingent consideration	11.4	28.7
Employee related benefits and other long-term liabilities	3.0	23.7
Operating lease liabilities, long-term	87.8	82.3
Deferred tax liabilities	54.4	53.7
Total liabilities	3,190.3	3,181.0
Commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 412.4 and 411.1 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4.1	4.1
Additional paid-in capital	1,107.4	1,032.9
Accumulated other comprehensive income	2.7	3.2
Accumulated deficit	(1,298.3)	(1,417.9)
Total stockholders' deficit	(184.1)	(377.7)
Total liabilities and stockholders’ deficit	$3,006.2	$2,803.3

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues	$659.6	$659.2	$1,336.5	$1,298.1
Costs and expenses
Cost of revenue	186.1	183.9	373.0	366.9
Research and development	125.2	91.8	237.9	177.0
Sales and marketing	151.8	146.5	331.5	286.6
General and administrative	105.2	71.6	182.4	171.9
Total costs and expenses	568.3	493.8	1,124.8	1,002.4
Income from operations	91.3	165.4	211.7	295.7
Interest expense and other, net	22.4	24.0	49.9	99.7
Income before income taxes	68.9	141.4	161.8	196.0
Provision for income taxes	32.5	51.4	42.2	70.3
Net income	36.4	90.0	119.6	125.7
Other comprehensive income (loss)
Foreign currency translation	(10.0)	2.8	(13.3)	(7.1)
Change in fair value of derivatives	(5.9)	(1.6)	12.8	(1.7)
Total other comprehensive income (loss)	(15.9)	1.2	(0.5)	(8.8)
Comprehensive income	$20.5	$91.2	$119.1	$116.9

Net income per share attributable to common stockholders, basic	$0.09	$0.22	$0.29	$0.31
Net income per share attributable to common stockholders, diluted	$0.09	$0.22	$0.29	$0.31
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	412.4	409.6	412.2	408.1
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	412.8	411.7	412.8	410.6
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2022	411.1	$4.1	$1,032.9	$3.2	$(1,417.9)	$(377.7)
Net income	—	—	—	—	83.2	83.2
Stock-based compensation	—	—	40.5	—	—	40.5
Issuance of shares upon vesting of RSUs	1.1	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(1.4)	—	—	(1.4)
Other comprehensive income	—	—	—	15.4	—	15.4
Balances at March 31, 2022	412.2	4.1	1,072.0	18.6	(1,334.7)	(240.0)
Net income	—	—	—	—	36.4	36.4
Stock-based compensation	—	—	36.1	—	—	36.1
Issuance of shares upon vesting of RSUs	0.2	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	(15.9)	—	(15.9)
Balances at June 30, 2022	412.4	4.1	1,107.4	2.7	(1,298.3)	(184.1)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2021	391.1	$3.9	$462.3	$16.7	$(1,726.4)	$(1,243.5)
Net income	—	—	—	—	35.7	35.7
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	467.5	—	—	467.7
Stock-based compensation	—	—	24.3	—	—	24.3
Issuance of shares upon vesting of RSUs	*	*	(*)	—	—	—
Other comprehensive loss	—	—	—	(10.0)	—	(10.0)
Balances at March 31, 2021	409.6	4.1	954.1	6.7	(1,690.7)	(725.8)
Net income	—	—	—	—	90.0	90.0
Share-based compensation	—	—	25.5	—	—	25.5
Issuance of shares upon vesting of RSUs	*	*	(*)	—	—	—
Other comprehensive income	—	—	—	1.2	—	1.2
Balances at June 30, 2021	409.6	$4.1	$979.6	$7.9	$(1,600.7)	$(609.1)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$119.6	$125.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	22.0	20.5
Amortization of intangible assets	60.1	46.0
Stock-based compensation	75.2	49.8
Amortization of loan discount	3.9	27.7
Change in contingent consideration	(9.0)	—
Change in deferred tax, net	(8.3)	(10.0)
Loss from foreign currency	9.4	1.2
Non-cash lease expenses	(6.8)	(1.8)
Capital gain from sale of investment	—	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	13.5	(41.2)
Prepaid expenses and other current and non-current assets	(32.6)	(8.4)
Accounts payable	4.1	8.5
Accrued expenses and other current and non-current liabilities	(10.0)	(26.9)
Net cash provided by operating activities	241.1	189.9
Cash flows from investing activities
Purchase of property and equipment	(29.5)	(20.2)
Capitalization of internal use software costs	(23.7)	(23.9)
Purchase of intangible assets	(4.0)	(6.6)
Short-term bank deposits	24.8	(50.0)
Payments for business combination, net of cash acquired	(29.9)	—
Other investing activities	(5.0)	2.1
Net cash used in investing activities	(67.3)	(98.6)
Cash flows from financing activities
Proceeds from bank borrowings, net	—	887.7
Repayments on bank borrowings	(9.5)	(955.8)
Proceeds from issuance of unsecured notes	—	178.9
Proceeds from issuance of common stock, net	—	470.4
Payment of debt issuance costs	—	(10.5)
Payment of tax withholdings on stock-based payments	(2.1)	—
Net cash provided by (used in) financing activities	(11.6)	570.7
Effect of exchange rate changes on cash and cash equivalents	(13.6)	(3.2)
Net change in cash, cash equivalents and restricted cash	148.6	658.8
Cash, cash equivalents and restricted cash at the beginning of the period	1,019.0	523.6
Cash, cash equivalents and restricted cash at the end of the period	$1,167.6	$1,182.4

	Six months ended June 30,
	2022	2021
Supplemental cash flow disclosures
Cash paid for income taxes	$78.7	$45.0
Cash paid for interest	$45.0	$50.1
Cash received for interest	$2.6	$—
Non-cash financing and investing activities
Right-of-use assets acquired under operating leases	$30.8	$25.9
Contingent consideration related to business acquisition	$11.4	$—
Capitalization of stock-based compensation costs	$1.4	$—
Accrued offering costs	$—	$1.6
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2021 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's financial statements for the year ended December 31, 2021.

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. No change to the initial carrying amounts were recorded in the six months ended June 30, 2022.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

	June 30, 2022	December 31, 2021
Apple	44%	42%
Google	34%	34%
Facebook	8%	8%

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

The value of each unit of the 2021-2024 Retention Plan has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned. See Note 12, Appreciation and Retention Plan, for additional discussion.

Exit or disposal activities
The Company accounts for exit or disposal cost obligations under ASC 420-10, which requires that companies only record liabilities for such activities when such liabilities have been incurred. During the three months ended June 30, 2022, the Company announced the closure of its Montreal, Los Angeles, Helsinki and London studios, along with limited other cost reduction activities. As a result, severance payments associated with these closures are being recorded as liabilities and recognized as expense over the period such payments are earned. During the three and six month periods ending June 30, 2022, the Company recognized approximately $3.4 million in severance expense associated with these closure activities in operating expenses on the consolidated statements of comprehensive income. The Company expects to record an approximately $3.3 million of additional severance during the second half of 2022.

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

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”), Romanian Leu (“RON”) and Canadian Dollar (“CAD”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 8, Derivative Instruments, for additional discussion.

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

NOTE 2.    ACQUISITION

Acquisition of JustPlay.LOL Ltd

On March 21, 2022, the Company acquired all of the issued and outstanding shares of JustPlay.LOL Ltd. (“JustPlay”) consistent with the Company’s strategy to increase its breadth of entertainment genres and leverage the Company’s Boost platform to enhance game-operations. The acquisition was accounted for as a business combination.

Within the accompanying consolidated financial statements, management has recorded its initial estimate of the assets acquired and liabilities assumed in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company with finalizing these estimates, with such finalization expected to be completed during the third quarter of 2022. As such, the Company expects that the initial purchase price allocation may change.

The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and JustPlay's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total Consideration	$42.0
Less: Cash acquired	(0.7)
Total consideration, net of cash acquired	41.3
Less: Acquisition date fair value of contingent consideration	(11.4)
Consideration paid as of March 23, 2022	$29.9

Identifiable assets acquired and liabilities assumed
Accounts receivable	$1.0
Property and equipment	0.1
Intangible assets other than goodwill	12.3
Goodwill	29.7
Contingent consideration	(11.4)
Deferred tax liability	(1.5)
Liabilities assumed	(0.3)
Total identifiable assets acquired and liabilities assumed	$29.9

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

NOTE 3.    GOODWILL

Changes in goodwill for the six months ended June 30, 2022 were as follows (in millions):

Six months ended June 30, 2022
Balance at beginning of period	$788.1
Goodwill acquired during the period	29.7
Foreign currency translation adjustments	(8.0)
Balance at end of period	$809.8

NOTE 4.    INTANGIBLE ASSETS OTHER THAN GOODWILL, NET

The carrying amounts and accumulated amortization of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at June 30, 2022 and December 31, 2021, were as follows (in millions):

	June 30, 2022
	Weighted average remaining useful life (in years)	Balance	December 31, 2021
Historical cost basis
Developed games and acquired technology	4.7	$593.7	$591.0
Trademarks and user base	0.2	31.2	31.2
Internal use software	2.6	118.9	97.0
		743.8	719.2
Accumulated amortization
Developed games and acquired technology		(277.6)	(247.9)
Trademarks and user base		(29.0)	(23.0)
Internal use software		(42.3)	(31.0)
		(348.9)	(301.9)
Intangible assets other than goodwill, net		$394.9	$417.3

During the three months ended June 30, 2022 and 2021, the Company recorded amortization expense in the amounts of $31.4 million and $22.7 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded amortization expense in the amounts of $60.1 million and $46.0 million, respectively.

As of June 30, 2022, the total expected future amortization related to intangible assets was as follows (in millions):

Remaining 2022	$49.8
2023	99.0
2024	84.3
2025	75.2
2026 and thereafter	86.6
Total	$394.9

NOTE 5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2022 and December 31, 2021 were as follows (in millions):

	June 30, 2022	December 31, 2021
Employees and related expenses	$162.4	$167.8
Accrued expenses	155.3	132.7
Tax accruals	155.2	162.5
Deferred revenues	30.6	31.6
Settlement agreement	26.9	—
Total accrued expenses and other current liabilities	$530.4	$494.6

NOTE 6.    DEBT

	June 30, 2022				December 31, 2021
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	3.810%	$1,837.7	$1,876.3	$1,843.8
Senior Notes	2029	4.250%	592.0	600.0	591.3
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,429.7	2,476.3	2,435.1
Less: Current portion of long-term debt			(12.4)	(19.0)	(12.2)
Long-term debt			$2,417.3	$2,457.3	$2,422.9

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $46.6 million at June 30, 2022 and deferred financing costs of $50.7 million at December 31, 2021, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At June 30, 2022, the Company’s first-priority net senior secured leverage ratio was 0.81 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of June 30, 2022.

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

NOTE 7.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 56,232,228 shares as of June 30, 2022. As of June 30, 2022, a total of 5,308,141 shares of the Company’s common stock remained available for grants of awards under the Plan.

Stock Options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

		Weighted	Weighted
	Stock	Average	Average	Intrinsic
	Options	Remaining	Exercise	Value
	Outstanding	Term (in years)	Price	(in millions)
Outstanding at January 1, 2022	15,849,693	8.8	$22.70
Granted	2,531,339		$15.52
Exercised	—
Cancelled	(1,822,075)		$21.07
Expired	—
Outstanding at June 30, 2022	16,558,957	8.25	$19.21	$—
Exercisable at June 30, 2022	6,015,306	7.58	$20.98	$—

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in each respective period, as well as for options repriced during the first quarter of 2022:

	Six months ended June 30,
	2022	2021
Risk-free interest rate	0.67% - 2.82%	0.67% - 0.98%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	37.91% - 38.60%	38.36% - 38.56%

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

RSUs

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2022:

		Weighted	Total Fair
		Average	Value of
		Grant Date	Shares Vested
	Shares	Fair Value	(in millions)
Outstanding at January 1, 2022	11,375,084	$25.29
Granted	6,010,705	$15.53
Vested	(1,451,973)	$30.76	$27.4
Cancelled	(956,706)	$25.41
Outstanding at June 30, 2022	14,977,110	$20.81

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

The following table summarizes the Company’s PSU activity during the six months ended June 30, 2022:

		Weighted	Total Fair
		Average	Value of
		Grant Date	Shares Vested
	Shares(1)	Fair Value	(in millions)
Outstanding at January 1, 2022	—	$—
Granted	3,478,378	$15.65
Vested	—	$—	$—
Cancelled	—	$—
Outstanding at June 30, 2022	3,478,378	$15.65
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

Stock-Based Compensation

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development expenses	$13.2	$7.0	$27.0	$13.5
Sales and marketing expenses	2.8	3.2	5.7	6.0
General and administrative expenses	19.4	15.3	42.5	30.3
Total stock-based compensation costs, net of amounts capitalized	$35.4	$25.5	$75.2	$49.8

During the three and six months ended June 30, 2022, the Company capitalized $0.7 million and $1.4 million of stock-based compensation cost, respectively. There was no stock-based compensation cost capitalized during the three and six months ended June 30, 2021.

As of June 30, 2022, the Company’s unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $93.2 million, $264.1 million and $34.8 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 2.6 years, 2.8 years and 2.5 years, respectively.

NOTE 8.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. The aggregate fair value of the Company’s interest rate swap agreements was an asset of $36.2 million as of June 30, 2022 and was recorded between prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At June 30, 2022, the Company had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The approximate amount of hedges was equal to $170.1 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $12.0 million as of June 30, 2022 and was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. In the second quarter of 2022 the Company terminated its derivative contract to purchase CAD in conjunction with the announced closing of its Canadian operations resulting in an immaterial gain.

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

The following table summarizes the fair value measurement of the Company’s long-term debt at June 30, 2022 (in millions):

	June 30, 2022
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,876.3	$1,787.2	Level 2
Senior Notes	600.0	492.0	Level 2
Total debt	$2,476.3	$2,279.2

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2022 (in millions):

		Fair Value at
	Pricing Category	June 30, 2022	December 31, 2021
Cash and cash equivalents
Money market funds	Level 1	$388.4	$310.2

Prepaid expenses and other current assets
Derivative instruments - foreign currency derivative contracts	Level 2	$—	$1.3
Derivative instruments - interest rate swaps	Level 2	10.8	—

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$25.4	$7.9

Accrued expenses and other current liabilities:
Derivative instruments - foreign currency derivative contracts	Level 2	$12.0	$—
Derivative instruments - interest rate swaps	Level 2	—	2.4

Contingent consideration	Level 3	$11.4	$28.7

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

Balance as of January 1, 2022	$28.7
Recorded in connection with acquisition transaction	11.4
Adjustment based on subsequent settlement agreement(1)	(28.7)
Balance as of June 30, 2022	$11.4
_______

(1)    See Note 10, Commitments and Contingencies, for additional discussion.

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

NOTE 10.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. In its partial ruling delivered on August 18, 2020, the court dismissed the latter claim, but ordered Wooga to provide to the plaintiff revenue numbers of the game in which plaintiff’s contributions are used. Wooga complied with the court’s order. The plaintiff further pursues additional remuneration claims, including filing a statement with the court on June 13, 2022 in which plaintiff is seeking Euro 8.5 million plus interest. A hearing in court was held on June 21, 2022. The court has set a deadline of August 21, 2022 for the parties in the lawsuit to file statements. As of June 30, 2022, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate. The Company has defended this case vigorously and will continue to do so.

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

On October 26, 2020, a patent infringement claim was filed against Playtika Holding Corp., Playtika Ltd. and Caesars Interactive Entertainment LLC in U.S. District Court, District of Nevada. The Plaintiff alleged that the defendants are infringing certain patents in the field of communication and the transferring of images between the gaming server and the end device on certain of its social casino games. The Plaintiff is seeking monetary damages. On April 7, 2021, following the Company’s preliminary motions for dismissal and stay, the Company’s motion for stay was approved by the court pending ruling on motions to dismiss. On July 7, 2021, the Court issued an order finding each of the Plaintiff’s asserted patents invalid as failing to comply with certain legal requirements and dismissing the lawsuit as to all parties. On July 19, 2021, the Plaintiff filed an appeal, and a hearing on the appeal was held on May 6, 2022 before the United States Court of Appeals for the Federal Circuit. On May 13, 2022, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s order. Plaintiff has further informed the Company that it does not intend to appeal the case to the U.S. Supreme Court.

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

On August 31, 2021, Playtika UK – House of Fun Limited (“Buyer”), a wholly owned subsidiary of the Company, entered into a Share Sale and Purchase Agreement (“SPA”) with the shareholders and option holders (collectively, the “Sellers”) of Reworks Oy (“Reworks”) pursuant to which the Buyer (i) acquired 80% of all issued and registered shares and options (“Share Capital”) of Reworks in exchange for cash consideration of $400 million, subject to customary closing adjustments, and (ii) would acquire the remaining 20% of the Share Capital (“Remainder Shares and Options”) for additional cash consideration (“Earnout Payment”) in an amount to be determined based on certain performance metrics during the calendar year 2022. The Earnout Payment was expected to be calculated based on the amount of “Company EBITDA” (as defined in the SPA) in calendar year 2022 in excess of $10.3 million multiplied by 6.0, not to exceed $200 million, as further described in the SPA. In the event “Company EBITDA” (as defined in the SPA) was $10.3 million or less, the Earnout Payment would be $1.

On August 1, 2022, in connection with a contractual dispute between Buyer and the Sellers under the SPA, Buyer and the Sellers entered into an Omnibus Agreement, pursuant to which, among other things, (i) Buyer acquired title to the Remainder Shares and Options in exchange for a $45 million cash payment to the Sellers (in lieu of the Earnout Payment), (ii) Buyer and the sellers’ representative issued joint instructions to release $15.5 million from the Escrow Account (Claims) (as defined in the SPA) to the Sellers, (iii) Sellers released Buyer and its affiliates from all past, current and future claims arising out of the SPA, including but not limited to Reworks’ obligation under the SPA to spend a minimum $75 million in marketing and user acquisition activities during calendar year 2022, with exceptions for certain representations, warranties and covenants, (iv) Buyer released Sellers and each of their affiliates from all past, current and future claims arising out of the SPA, with exceptions for certain representations, warranties and covenants, and (v) certain Key Employee Agreements (as defined in the SPA) were terminated. See Note 17, Subsequent Events, for additional discussion

On May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. PGI’s response to the motion is due on November 27, 2022, and a pre-trial hearing in district court has been set for December 11, 2022. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company will defend this case vigorously.

NOTE 11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Geographic location
USA	$466.8	$468.7	$941.2	$923.4
EMEA	94.5	94.8	198.7	186.5
APAC	52.2	49.7	104.5	99.6
Other	46.1	46.0	92.1	88.6
Total	$659.6	$659.2	$1,336.5	$1,298.1

Platform type
Mobile	$527.2	$525.6	$1,073.2	$1,038.8
Web	132.4	133.6	263.3	259.3
Total	$659.6	$659.2	$1,336.5	$1,298.1

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Third-party platforms	$506.0	$524.7	$1,030.5	$1,047.7
Direct-to-consumer platforms	153.6	134.5	306.0	250.4
Total	$659.6	$659.2	$1,336.5	$1,298.1
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	June 30, 2022	December 31, 2021
Accounts receivable	$128.5	$143.7
Contract assets (1)	8.7	9.4
Contract liabilities (2)	30.6	31.6
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company recognized $5.4 million and $29.4 million, respectively, of its contract liabilities that were outstanding as of December 31, 2021.

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

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $28.0 million and $30.2 million during the three months ended June 30, 2022 and 2021, respectively, and $52.9 million and $60.0 million during the six months ended June 30, 2022 and 2021, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $9.4 million and $3.7 million during the three months ended June 30, 2022 and 2021, respectively, and $10.0 million and $6.8 million during the six months ended June 30, 2022 and 2021, respectively.

NOTE 13.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest expense	$25.9	$23.1	$49.6	$101.1
Interest income	(2.5)	(0.1)	(3.3)	(0.3)
Foreign currency translation differences, net	(2.2)	0.6	2.4	(0.2)
Other	1.2	0.4	1.2	(0.9)
Total interest expense and other, net	$22.4	$24.0	$49.9	$99.7

NOTE 14.    INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
(in millions, except tax rate)	2022	2021	2022	2021
Income before income taxes	$68.9	$141.4	$161.8	$196.0
Provision for income taxes	$32.5	$51.4	$42.2	$70.3
Effective tax rate	47.2%	36.4%	26.1%	35.9%

The effective income tax rate for the three months ended June 30, 2022 was 47.2% compared to 36.4% for the three months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was 26.1% compared to 35.9% for the six months ended June 30, 2021. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and six months ended June 30, 2022 were due to tax provisions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, nondeductible share-based compensation, and the tax impact of acquisition-related liabilities. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and six months ended June 30, 2021 were due to tax positions that do not meet the more likely than not standard, rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, and the impact of repatriation of the undistributed earnings of certain foreign subsidiaries.

NOTE 15.     ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2022 and 2021 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2022	$(1.9)	$4.2	$0.9	$3.2
Other comprehensive income (loss) before reclassifications	(3.3)	17.7	0.3	14.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.1)	0.7
Balance as of March 31, 2022	(5.2)	22.7	1.1	18.6
Other comprehensive income (loss) before reclassifications	(10.0)	5.2	(12.3)	(17.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	1.1	1.2
Balance as of June 30, 2022	$(15.2)	$28.0	$(10.1)	$2.7

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2021	$16.7	$—	$—	$16.7
Other comprehensive income (loss) before reclassifications	(9.9)	0.7	(1.1)	(10.3)
Amounts reclassified from accumulated other comprehensive income	—	—	0.3	0.3
Balance as of March 31, 2021	6.8	0.7	(0.8)	6.7
Other comprehensive income (loss) before reclassifications	2.8	(3.2)	1.1	0.7
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	0.5
Balance as of June 30, 2021	$9.6	$(2.0)	$0.3	$7.9

NOTE 16.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$36.4	$90.0	$119.6	$125.7
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	412.4	409.6	412.2	408.1
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	412.8	411.7	412.8	410.6
Net income per share, basic	$0.09	$0.22	$0.29	$0.31
Net income per share, diluted	$0.09	$0.22	$0.29	$0.31

The following outstanding employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options	17,183,022	7,637,213	17,037,574	7,284,907
RSUs	7,648,295	4,761,896	9,662,094	4,318,758
Total	24,831,317	12,399,109	26,699,668	11,603,665

In addition, 3,478,378 PSUs were excluded from the calculation of diluted net income per share for the three months ended June 30, 2022 because the minimum performance measures have not yet been met.

NOTE 17.    SUBSEQUENT EVENTS

On August 31, 2021, Buyer entered into a Share Sale and Purchase Agreement (“SPA”) pursuant to which the Company (i) acquired 80% of all issued and registered shares and options (“Share Capital”) of Reworks Oy, a limited liability company incorporated under the laws of Finland (“Reworks”) in exchange for cash consideration of $400 million, subject to customary closing adjustments, and (ii) would acquire the remaining 20% of the Share Capital for additional cash consideration (“Earnout Payment”) in an amount to be determined based on certain performance metrics during the calendar year 2022. The Earnout Payment was expected to be calculated based on the amount of “Company EBITDA” (as defined in the SPA) in calendar year 2022 in excess of $10.3 million multiplied by 6.0, not to exceed $200 million, as further described in the SPA. In the event “Company EBITDA” (as defined in the SPA) was $10.3 million or less, the Earnout Payment would be $1.

On August 1, 2022, Buyer entered into an Omnibus Agreement with the Sellers and acquired the Remainder Shares and Options for total consideration of $45 million. As this agreement represents the final determination of an obligation that was present at June 30, 2022, the terms of the agreement have been reflected in the financial statements herein. Thus, for the first and second quarters of 2022, the Company recognized $25 million of income and $30 million of expense, respectively, in connection with adjusting the Earnout Payment to estimated fair value. Additionally, the Company’s liability of $45 million recorded as of June 30, 2022 is split between $18.1 million recorded as compensation payable to selling shareholders that remained as employees of the Company subsequent to the acquisition of Reworks, and $26.9 million recorded as contingent consideration payable to third-party shareholders.

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except percentages, Average DPUs and ARPDAU)	2022	2021	2022	2021
Revenues	$659.6	$659.2	$1,336.5	$1,298.1
Total cost and expenses	568.3	493.8	1,124.8	1,002.4
Operating income	91.3	165.4	211.7	295.7
Net income	36.4	90.0	119.6	125.7
Adjusted EBITDA	238.9	264.4	459.4	522.4

Non-financial performance metrics
Average DAUs	9.8	10.4	10.0	10.4
Average DPUs (in thousands)	310	300	317	298
Average Daily Payer Conversion	3.2%	2.9%	3.2%	2.9%
ARPDAU	$0.74	$0.70	$0.74	$0.69
Average MAUs	35.3	36.1	33.5	33.7

Comparison of the three and six months ended June 30, 2022 versus the three and six months ended June 30, 2021

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(in millions)	(Unaudited)
Revenues	$659.6	$659.2	$1,336.5	$1,298.1
Cost of revenue	$186.1	$183.9	$373.0	$366.9
Research and development	125.2	91.8	237.9	177.0
Sales and marketing	151.8	146.5	331.5	286.6
General and administrative	105.2	71.6	182.4	171.9
Total costs and expenses	$568.3	$493.8	$1,124.8	$1,002.4

Revenues

Revenues for the three and six months ended June 30, 2022 increased by $0.4 million and $38.4 million, respectively, when compared with the same periods of 2021. The increase in revenues was primarily due to the acquisition of Reworks in the third quarter of 2021, our ongoing improvements to monetization, new content and product features in certain of our games, and growth in our portfolio of casual games. For the three months ended June 30, 2022, the increase in revenues from these positive factors was mostly offset by declines in revenues in our casino portfolio, driven largely by declines in our House of Fun and Slotomania studios, combined with more challenging overall market conditions in May and June.

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2022 increased by $2.2 million and $6.1 million, respectively, when compared with the same periods of 2021. The favorable impact of reduced platform fees associated with a higher percentage of our revenues being derived through our direct-to-consumer platforms was more than offset by the increased platform fees associated with revenue from Reworks, and an increase in amortization expense for recently capitalized software development costs.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2022 increased by $33.4 million and $60.9 million, respectively, when compared with the same periods of 2021. In addition to the impact of increased expenses associated with the acquisition of Reworks, the increase in research and development expenses was primarily due to increased headcount and employee compensation costs, and increased facilities costs associated with additional leased premises.

Sales and marketing expenses

Sales and marketing expenses for the three and six months ended June 30, 2022 increased by $5.3 million and $44.9 million, respectively, when compared with the same periods of 2021. In addition to the impact of increased expenses associated with the acquisition of Reworks, the increases in sales and marketing expenses for the three month period ending June 30, 2022 were primarily due to increased marketing promotions. Sales and marketing expenses for the six month period ending June 30, 2022 were impacted by these same factors, as well as increased media buy expenses and increased facilities costs associated with additional leased premises.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2022 increased by $33.6 million and $10.5 million, respectively, when compared with the same periods of 2021. Included in general and administrative expenses for the three and six months ended June 30, 2022, with no comparable amounts for the three and six months ended June 30, 2021, are an increase to contingent consideration of $20.3 million and a reduction to contingent consideration of $2.7 million, respectively. Included in general and administrative expenses for the six months ended June 30, 2021, with no comparable amounts for the six months ended June 30, 2022, are bonus expenses of approximately $35.4 million paid as a result of the successful initial public offering of our stock in January 2021. Excluding these specific discrete items, general and administrative expenses would have increased during the three and six months ending June 30, 2022 when compared with 2021, primarily as a result of increased headcount and employee compensation costs and expenses incurred in connection with the evaluation of strategic alternatives for the Company.

Other Factors Affecting Net Income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(in millions)	(Unaudited)
Interest expense	$25.9	$23.1	$49.6	$101.1
Interest income	(2.5)	(0.1)	(3.3)	(0.3)
Foreign currency exchange, net	(2.2)	0.6	2.4	(0.2)
Other	1.2	0.4	1.2	(0.9)
Provision for income taxes	32.5	51.4	42.2	70.3
Interest expense

In March 2021, we refinanced our existing term loan with a combination of a new term loan and fixed-rate senior notes. The refinancing transaction was considered a debt-modification for accounting purposes. As a result, a portion of the original issue discount incurred when the original term loan was entered into has been carried over to the new term loan, and approximately $22.9 million of this original issue discount was written off as interest expense during the first quarter 2021. In addition, we recorded approximately $14.5 million in expense associated with the Refinancing Transaction. Excluding the impact of these discrete components of interest expense from 2021, interest expense declined by approximately $14.1 million for the six months ended June 30, 2022 when compared to 2021, primarily as a result of lower interest rates on our outstanding indebtedness.

Provision for income taxes

The effective income tax rate for the three months ended June 30, 2022 was 47.2% compared to 36.4% for the three months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was 26.1% compared to 35.9% for the six months ended June 30, 2021. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and six months ended June 30, 2022 were due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, nondeductible share-based compensation, and the tax impact of acquisition-related liabilities. The primary differences between the effective tax rate and the 21% federal statutory rate for the three and six months ended June 30, 2021 were due to tax positions that do not meet the more likely than not standard, rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, and the impact of repatriation of the undistributed earnings of certain foreign subsidiaries.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$36.4	$90.0	$119.6	$125.7
Provision for income taxes	32.5	51.4	42.2	70.3
Interest expense and other, net	22.4	24.0	49.9	99.7
Depreciation and amortization	42.6	33.3	82.1	66.5
EBITDA	133.9	198.7	293.8	362.2
Stock-based compensation(1)	35.4	25.5	75.2	49.8
Contingent consideration	20.3	—	(2.7)	—
Long-term cash compensation(2)	28.0	30.2	52.9	60.0
Acquisition and related expenses(3)	4.6	6.3	13.6	42.0
M&A related retention payments(4)	9.4	3.7	7.5	6.8
Other one-time items(5)	7.3	—	19.1	1.6
Adjusted EBITDA	$238.9	$264.4	$459.4	$522.4
Net income margin	5.5%	13.7%	8.9%	9.7%
Adjusted EBITDA margin	36.2%	40.1%	34.4%	40.2%
_______
(1)    Reflects, for the three and six months ended June 30, 2022 and 2021, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Includes expenses recognized for grants of annual cash awards to employees pursuant to our Retention Plans, which awards are incremental to salary and bonus payments, and which plans expire in 2024. For more information, see Note 12, Appreciation and Retention Plan, of our consolidated financial statements included in this document.
(3)    Amounts for the three and six months ended June 30, 2022 and the three months ended June 30, 2021, primarily relates to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company. Amount for the six months ended June 30, 2021 primarily relates to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021.
(4)    Includes retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The amounts for the three and six months ended June 30, 2022, primarily relates to the reduction of contingent consideration payable to employees of the Company that were also selling Shareholders of Reworks. This portion of the contingent consideration is being accounted for as an M&A retention payment to these employees, with changes in the amounts recognized as compensation expense.
(5)    Amounts for the three and six months ended June 30, 2022, consists of $1.5 million and $10.3 million, respectively, incurred by the Company for severance and $1.0 million and $4.0 million, respectively, incurred by the Company for relocation and support provided to employees due to the war in Ukraine. Amounts for the three and six months ended June 30, 2022 also include $3.4 million incurred in the second quarter of 2022 related to the recently announced restructuring activities.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term bank deposits, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents and short-term bank deposits totaled $1,241.1 million and $1,117.1 million at June 30, 2022 and December 31, 2021, respectively. As of both June 30, 2022 and December 31, 2021, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

Our restricted cash totaled $1.8 million at June 30, 2022 and $2.0 million at December 31, 2021. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Six months ended June 30,
	2022	2021
Net cash flows provided by operating activities	$241.1	$189.9
Net cash flows used in investing activities	(67.3)	(98.6)
Net cash flows provided by (used in) financing activities	(11.6)	570.7
Effect of foreign exchange rate changes on cash and cash equivalents	(13.6)	(3.2)
Net change in cash, cash equivalents and restricted cash	$148.6	$658.8

Operating activities

Net cash flows provided by operating activities for the six months ended June 30, 2022 was $241.1 million compared with cash flows provided by operating activities of $189.9 million for the same period of 2021. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the six months ended June 30, 2022 was $67.3 million when compared with $98.6 million for the same period of 2021. Cash flows used in investing activities generally includes outflows related to business combinations, the purchase and capitalization of assets and the investment in short-term bank deposits.

Financing activities

Net cash flows used in financing activities for the six months ended June 30, 2022 was $11.6 million, compared to cash flows provided by financing activities of $570.7 million for the same period of 2021. Financing activity cash flows for the six months ended June 30, 2022 primarily relate to repayments on our bank borrowings. Financing activity cash flows for the six months ended June 30, 2021 primarily relate to our initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan (as defined below) in March 2021.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 6, Debt, to the accompanying consolidated financial statements and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022.

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

We had borrowings outstanding under our Term Loan with book values of $1,837.7 million and $1,843.8 million at June 30, 2022 and December 31, 2021, respectively, which were subject to a weighted average interest rate of 3.03% and 2.85% for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. There were no borrowings against our Revolving Credit Facility at June 30, 2022 or December 31, 2021.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan would have increased or decreased our interest expense by $13.8 million over a twelve-month period.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would not have had a material impact on the fair value of our Credit Facilities as of June 30, 2022.

Investment risk

We had cash and cash equivalents including restricted cash and cash equivalents totaling $1,167.6 million and $1,019.0 million as of June 30, 2022 and December 31, 2021, respectively. We also had short-term bank deposits of $75.3 million and $100.1 million as of June 30, 2022 and December 31, 2021, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term deposits primarily consist of cash deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by approximately $4 million.

Foreign currency risk
Our functional currency is the U.S. Dollar and our revenues and expenses are primarily denominated in U.S. Dollars. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses, are denominated in Israeli Shekels (“ILS”). We also have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. Dollar, including the Australian Dollar, British Pound, Euro, Polish Zloty (“PLN”) and Romanian Leu (“RON”). Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of June 30, 2022, we had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The notional value of amounts hedged was approximately $170.1 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

For the quarter ended June 30, 2022, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In-game purchases involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of games and services like ours, during periods in which favorable economic conditions prevail. As a result, our games may be sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our marketing and promotional expenses, in an effort to offset that reduction, and could negatively impact our business. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, pandemics, terrorism, transportation disruptions, climate change or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by unemployment, higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as recessions or economic slowdowns, higher interest rates, lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Moreover, in periods of increased inflation, such as the one that began in the second half of calendar year 2021, inflationary pressures have caused, and are expected to continue to cause, significant increases in the costs of other products and services which are required by consumers, such as gasoline, home heating and cooling fuels, housing and rental costs, or groceries, which in turn is likely to reduce household spending on the types of discretionary entertainment we offer, and may limit our ability to forecast future demand for our games. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels in decreased spending on our games, and could adversely impact our results of operations, cash flows and financial condition.

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

We maintain offices in Israel and many of our employees and officers and directors are residents of Israel. Certain of our assets and the assets of these persons are located in Israel. Additionally, a number of our directors are residents of China. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not necessarily be enforced by an Israeli or Chinese court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel or China, as applicable. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel, as applicable. Israeli or Chinese courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel or China, as applicable, is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli or Chinese court agrees to hear a claim, it may determine that Israeli or Chinese law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli or Chinese law, as applicable. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations, including our operations in Ukraine and Belarus.

Since the invasion of Russian military forces into Ukraine in February 2022, there has been sustained conflict and disruption in the region, with ongoing conflict likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources such as oil and wheat, instability in financial markets, supply chain interruptions, political and social instability, increase in cyberattacks, as well as disruptions to our operations in Ukraine and Belarus.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K filed with the SEC on March 2, 2022.

Any disruption to our operations in Ukraine or Belarus may be prolonged and require us to reevaluate our operations in those countries, which may be more expensive and harm our business.

Our business may be affected by sanctions, export controls and similar measures targeting Russia and Belarus as well as other responses to Russia’s invasion of Ukraine.

As a result of Russia’s military conflict in Ukraine, governmental authorities in the United States, the European Union and the United Kingdom, among others, have launched numerous sanctions and export control measures, including:

•blocking sanctions on some of the largest state-owned and private Russian and Belarusian financial institutions (and their subsequent removal from SWIFT);
•blocking sanctions against Russian and Belarusian individuals, including the Russian President and the Belarussian President, other politicians and those with government connections or involved in Russian military activities;
•expansion of sectoral sanctions in various sectors of the Russian and Belarusian economies and the defense sector, including barring of Russian oil imports and purchases;
•United Kingdom sanctions introducing restrictions on providing loans to, and dealing in securities issued by, persons connected with Russia and restrictions on trade, including in connection with certain security-related goods and technology, iron and steel products, intercepting and monitoring services, maritime goods and technology, jet fuel and fuel additives and UK and EU currency banknotes;
•restrictions on access to the financial and capital markets in the European Union;
•prohibiting against U.S. persons from making new investments in Russia;
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

As the conflict in Ukraine continues, there can be no certainty regarding whether the governmental authorities in the United States, the European Union, the United Kingdom or other counties will impose additional sanctions, export controls, trade restrictions or other measures targeting Russia, Belarus or other territories.

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
•announcements by and transactions involving our stockholders, including Playtika Holding UK; and
•developments in our industry.

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

A significant portion of our total outstanding shares may be sold in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

On June 28, 2022, Playtika Holding UK announced on Schedule 13D that Playtika Holding UK had entered into a Stock Purchase Agreement (the “Playtika Holding UK – Joffre SPA”), dated as of June 27, 2022, with Joffre Palace Holdings Limited (“Joffre”), pursuant to which, among other things, Joffre agreed to acquire 106,102,467 shares (the “Purchased Shares”) of the common stock of the Company from Playtika Holding UK, subject to certain terms and conditions. There can be no assurances that the transactions contemplated by the Playtika Holding UK – Joffre SPA will be consummated.

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

If the transactions contemplated by the Playtika Holding UK – Joffre SPA are consummated, a Triggering Event could occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

See Note 10, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q regarding the acquisition by Buyer of the Remainder Shares and Options of Reworks.

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
Dated as of August 4, 2022