Form 10-Q
period 2022-09-30
Playtika Holding Corp.
filed 2022-11-08
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 361,124,426 shares of common stock, $0.01 par value per share, outstanding.

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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,255.4	$1,017.0
Short-term bank deposits	—	100.1
Restricted cash	1.6	2.0
Accounts receivable	128.0	143.7
Prepaid expenses and other current assets	110.7	72.9
Total current assets	1,495.7	1,335.7
Property and equipment, net	108.2	103.3
Operating lease right-of-use assets	102.9	89.4
Intangible assets other than goodwill, net	374.6	417.3
Goodwill	802.2	788.1
Deferred tax assets, net	42.7	38.3
Investments in unconsolidated entities	27.6	17.8
Other non-current assets	39.5	13.4
Total assets	$2,993.4	$2,803.3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.4	$12.2
Accounts payable	39.8	45.7
Operating lease liabilities, current	19.5	17.2
Accrued expenses and other current liabilities	454.2	494.6
Total current liabilities	525.9	569.7
Long-term debt	2,414.3	2,422.9
Contingent consideration	—	28.7
Employee related benefits and other long-term liabilities	2.8	23.7
Operating lease liabilities, long-term	85.4	82.3
Deferred tax liabilities	53.4	53.7
Total liabilities	3,081.8	3,181.0
Commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 412.7 and 411.1 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4.1	4.1
Additional paid-in capital	1,138.9	1,032.9
Accumulated other comprehensive income (loss)	(1.3)	3.2
Accumulated deficit	(1,230.1)	(1,417.9)
Total stockholders' deficit	(88.4)	(377.7)
Total liabilities and stockholders’ deficit	$2,993.4	$2,803.3

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$647.8	$635.9	$1,984.3	$1,934.0
Costs and expenses
Cost of revenue	181.8	179.2	554.8	546.1
Research and development	115.1	91.5	353.0	268.5
Sales and marketing	145.4	141.1	476.9	427.7
General and administrative	74.1	69.6	256.5	241.5
Total costs and expenses	516.4	481.4	1,641.2	1,483.8
Income from operations	131.4	154.5	343.1	450.2
Interest and other, net	24.3	24.9	74.2	124.6
Income before income taxes	107.1	129.6	268.9	325.6
Provision for income taxes	38.9	49.1	81.1	119.4
Net income	68.2	80.5	187.8	206.2
Other comprehensive income (loss)
Foreign currency translation	(14.5)	(5.6)	(27.8)	(12.7)
Change in fair value of derivatives	10.5	0.8	23.3	(0.9)
Total other comprehensive (loss)	(4.0)	(4.8)	(4.5)	(13.6)
Comprehensive income	$64.2	$75.7	$183.3	$192.6

Net income per share attributable to common stockholders, basic	$0.17	$0.20	$0.46	$0.50
Net income per share attributable to common stockholders, diluted	$0.17	$0.20	$0.46	$0.50
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	412.7	409.6	412.3	408.6
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	412.7	411.6	412.6	410.9
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2022	411.1	$4.1	$1,032.9	$3.2	$(1,417.9)	$(377.7)
Net income	—	—	—	—	83.2	83.2
Stock-based compensation	—	—	40.5	—	—	40.5
Issuance of shares upon vesting of RSUs	1.1	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(1.4)	—	—	(1.4)
Other comprehensive income	—	—	—	15.4	—	15.4
Balances at March 31, 2022	412.2	4.1	1,072.0	18.6	(1,334.7)	(240.0)
Net income	—	—	—	—	36.4	36.4
Stock-based compensation	—	—	36.1	—	—	36.1
Issuance of shares upon vesting of RSUs	0.2	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(0.7)	—	—	(0.7)
Other comprehensive loss	—	—	—	(15.9)	—	(15.9)
Balances at June 30, 2022	412.4	4.1	1,107.4	2.7	(1,298.3)	(184.1)
Net income	—	—	—	—	68.2	68.2
Stock-based compensation	—	—	31.9	—	—	31.9
Issuance of shares upon vesting of RSUs	0.3	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss	—	—	—	(4.0)	—	(4.0)
Balances at September 30, 2022	412.7	$4.1	$1,138.9	$(1.3)	$(1,230.1)	$(88.4)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2021	391.1	$3.9	$462.3	$16.7	$(1,726.4)	$(1,243.5)
Net income	—	—	—	—	35.7	35.7
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	467.5	—	—	467.7
Stock-based compensation	—	—	24.3	—	—	24.3
Issuance of shares upon vesting of RSUs	*	*	(*)	—	—	—
Other comprehensive loss	—	—	—	(10.0)	—	(10.0)
Balances at March 31, 2021	409.6	4.1	954.1	6.7	(1,690.7)	(725.8)
Net income	—	—	—	—	90.0	90.0
Share-based compensation	—	—	25.5	—	—	25.5
Issuance of shares upon vesting of RSUs	*	*	(*)	—	—	—
Other comprehensive income	—	—	—	1.2	—	1.2
Balances at June 30, 2021	409.6	4.1	979.6	7.9	(1,600.7)	(609.1)
Net income	—	—	—	—	80.5	80.5
Share-based compensation	—	—	25.4	—	—	25.4
Other comprehensive loss	—	—	—	(4.8)	—	(4.8)
Balances at September 30, 2021	409.6	$4.1	$1,005.0	$3.1	$(1,520.2)	$(508.0)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$187.8	$206.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	33.4	31.4
Amortization of intangible assets	88.3	71.6
Stock-based compensation	106.8	72.8
Amortization of loan discount	5.8	29.7
Change in contingent consideration	(13.1)	—
Change in deferred tax, net	(12.3)	(14.7)
Loss from foreign currency	8.2	2.0
Non-cash lease expenses	(8.1)	(1.9)
Capital gain from sale of investment	—	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	12.0	1.5
Prepaid expenses and other current and non-current assets	(19.8)	(41.7)
Accounts payable	(5.0)	(3.3)
Accrued expenses and other current and non-current liabilities	(67.7)	31.4
Net cash provided by operating activities	316.3	383.8
Cash flows from investing activities
Purchase of property and equipment	(38.3)	(31.5)
Capitalization of internal use software costs	(30.6)	(33.6)
Purchase of software for internal use	(7.7)	(8.7)
Short-term bank deposits	100.1	(100.0)
Payments for business combination, net of cash acquired	(29.9)	(397.7)
Other investing activities	(9.8)	2.1
Net cash used in investing activities	(16.2)	(569.4)
Cash flows from financing activities
Proceeds from bank borrowings, net	—	887.7
Repayments on bank borrowings	(14.2)	(960.5)
Proceeds from issuance of unsecured notes, net	—	178.9
Proceeds from issuance of common stock, net	—	470.4
Payment of debt issuance costs	—	(12.0)
Net cash outflow for business acquisitions	(26.9)	—
Payment of tax withholdings on stock-based payments	(2.1)	—
Net cash provided by (used in) financing activities	(43.2)	564.5
Effect of exchange rate changes on cash and cash equivalents	(18.9)	(6.3)
Net change in cash, cash equivalents and restricted cash	238.0	372.6
Cash, cash equivalents and restricted cash at the beginning of the period	1,019.0	523.6
Cash, cash equivalents and restricted cash at the end of the period	$1,257.0	$896.2

	Nine months ended September 30,
	2022	2021
Supplemental cash flow disclosures
Cash paid for income taxes	$130.0	$79.8
Cash paid for interest	$80.3	$78.7
Cash received for interest	$8.7	$0.4
Non-cash financing and investing activities
Right-of-use assets acquired under operating leases	$32.6	$32.9
Contingent consideration related to business acquisition	$11.4	$—
Deferred Tender Offer costs	$2.6	$—
Capitalization of stock-based compensation costs	$1.7	$2.4
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2021 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's financial statements for the year ended December 31, 2021.

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. No change to the initial carrying amounts were recorded in the nine months ended September 30, 2022.

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

Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term bank deposits, restricted cash, accounts receivable and derivative contracts. The Company’s investment policy imposes certain maturity limits on the Company’s portfolio and restricts the permitted investments to the purchase of bank deposits and highly rated fixed income securities.

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

	September 30, 2022	December 31, 2021
Apple	45%	42%
Google	34%	34%
Facebook	7%	8%

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

The Company used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with stock options. As it does not have a long history of market prices for its common stock because the stock was not publicly traded prior to January 2021, the Company used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumptions. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for the Company’s peer group of companies for a period equal to the expected life of the options. The weighted-average risk-free interest rates were based on the interest rate for U.S. Treasury bonds. The expected term assumptions were derived using the simplified method, which is based on an average between each vesting date and the expiration date of an option. This method was chosen because there was no historical option exercise experience due to the Company being privately held. The Company does not anticipate paying cash dividends on its shares of common stock in the future. The stock options have a contractual term of 10 years. Except as otherwise provided in an agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

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

The value of each unit of the 2021-2024 Retention Plan has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned. See Note 13, Appreciation and Retention Plan, for additional discussion.

Exit or disposal activities
The Company accounts for exit or disposal cost obligations under ASC 420-10, Exit or Disposal Cost Obligations, which requires that companies only record liabilities for such activities when such liabilities have been incurred. During the second quarter of 2022, the Company announced the closure of its Montreal, Los Angeles, Helsinki and London studios, along with limited other cost reduction activities. As a result, severance payments associated with these closures are being recorded as liabilities and recognized as expense over the period such payments are earned. During the three and nine months ended September 30, 2022, the Company recognized approximately $2.7 million and $6.1 million, respectively, in severance expense associated with these closure activities in operating expenses on the consolidated statements of comprehensive income. The Company expects to record an approximately $0.9 million of additional severance during the fourth quarter of 2022.

The Company concluded that certain announced activities, including the above, were triggering events for potential impairment under ASC 360, Property, Plant, and Equipment, and therefore assessed the associated asset groups for impairment. Based upon this assessment, the Company determined that no impairment was required. The recoverable amount for the Seriously Holding Corp. assets was significantly above the carrying value of the associated assets, while the recoverable amount for the Reworks Oy (“Reworks”) assets exceed the book value by a relatively small margin. Thus, to the extent the financial results at Reworks deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, the Company could have impairments to record in the next twelve months, and such impairments could be material.

Derivative instruments
The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the portion of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the USD one-month LIBOR rate associated with its variable rate debt.

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

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 8, Derivative Instruments, for additional discussion.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount the Company would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of the Company’s interest rate swap agreements are categorized as Level 2 in the fair value hierarchy as established by ASC 820, Fair Value Measurement (“ASC 820”). The inputs used to measure the fair value of the Company’s foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.

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

Within the accompanying consolidated financial statements, management has recorded its final estimate of the assets acquired and liabilities assumed in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company and such valuations were finalized during the third quarter of 2022.

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

NOTE 3.    GOODWILL

Changes in goodwill for the nine months ended September 30, 2022 were as follows (in millions):

Nine months ended September 30, 2022
Balance at beginning of period	$788.1
Goodwill acquired during the period	29.7
Foreign currency translation adjustments	(15.6)
Balance at end of period	$802.2

NOTE 4.    INTANGIBLE ASSETS OTHER THAN GOODWILL, NET

The carrying amounts and accumulated amortization of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at September 30, 2022 and December 31, 2021, were as follows (in millions):

	September 30, 2022
	Weighted average remaining useful life (in years)	Balance	December 31, 2021
Historical cost basis
Developed games and acquired technology	4.5	$585.6	$591.0
Trademarks and user base	0.0	30.9	31.2
Internal use software	2.4	126.1	97.0
		742.6	719.2
Accumulated amortization
Developed games and acquired technology		(288.0)	(247.9)
Trademarks and user base		(30.8)	(23.0)
Internal use software		(49.2)	(31.0)
		(368.0)	(301.9)
Intangible assets other than goodwill, net		$374.6	$417.3

During the three months ended September 30, 2022 and 2021, the Company recorded amortization expense in the amounts of $28.2 million and $25.6 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense in the amounts of $88.3 million and $71.6 million, respectively.

As of September 30, 2022, the total expected future amortization related to intangible assets was as follows (in millions):

Remaining 2022	$27.7
2023	101.1
2024	85.7
2025	75.2
2026 and thereafter	84.9
Total	$374.6

NOTE 5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30, 2022	December 31, 2021
Accrued expenses	$161.2	$132.7
Tax accruals	133.9	162.5
Employees and related expenses	127.9	167.8
Deferred revenues	31.2	31.6
Total accrued expenses and other current liabilities	$454.2	$494.6

NOTE 6.    DEBT

	September 30, 2022				December 31, 2021
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	5.270%	$1,834.5	$1,871.5	$1,843.8
Senior Notes	2029	4.250%	592.2	600.0	591.3
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,426.7	2,471.5	2,435.1
Less: Current portion of long-term debt			(12.4)	(19.0)	(12.2)
Long-term debt			$2,414.3	$2,452.5	$2,422.9

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $44.8 million at September 30, 2022 and deferred financing costs of $50.7 million at December 31, 2021, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At September 30, 2022, the Company’s first-priority net senior secured leverage ratio was 0.79 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of September 30, 2022.

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

NOTE 7.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Tender Offer

On August 29, 2022, the Company announced a tender offer for the purchase of up to 51,813,472 shares of its issued and outstanding common stock, par value $0.01 per share (each, a “Share” and collectively, “Shares”) or such lesser number of Shares as are properly tendered and not properly withdrawn, at a price of $11.58 per Share (the "Tender Offer"). On October 10, 2022, the Company announced that it accepted for purchase 51,813,472 Shares for an aggregate cost of $600 million, excluding fees and expense related to the Tender Offer. The number of shares that the Company has accepted for purchase in the Tender Offer represented approximately 12.6% of the total number of shares outstanding as of September 30, 2022.

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 56,232,228 shares as of September 30, 2022. As of September 30, 2022, a total of 7,315,250 shares of the Company’s common stock remained available for grants of awards under the Plan.

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2022	15.8	8.8	$22.70
Granted	2.6		$15.48
Exercised	—
Cancelled	(2.7)		$20.71
Expired	(0.5)		$18.71
Outstanding at September 30, 2022	15.2	8.3	$19.16	$—
Exercisable at September 30, 2022	5.7	8.0	$21.14	$—

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in each respective period, as well as for options repriced during the first quarter of 2022:

	Nine months ended September 30,
	2022	2021
Risk-free interest rate	0.67% - 2.94%	0.67% - 0.98%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	40.96% - 42.52%	38.19% - 38.56%

On February 7, 2022, the Compensation Committee of the Board of Directors of the Company approved an amendment to 5,303,242 options granted in 2021 that are scheduled to vest after the first anniversary of the grant date (the “Adjusted Portion”). The Adjusted Portion was amended to reduce the per share exercise prices of such Adjusted Portion to $18.71. The Company accounted for the repricing as a modification and will record incremental compensation expense of approximately $8.8 million from the time of the repricing through the remaining vesting period. There were no awards to any named executive officers or other Section 16 executives included in this repricing.

RSUs

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2022:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2022	11.4	$25.29
Granted	6.1	$15.49
Vested	(1.8)	$30.53	$31.3
Cancelled	(1.6)	$23.26
Outstanding at September 30, 2022	14.1	$20.61

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

As of September 30, 2022, the Company believes that achieving the performance thresholds for the 2022 and 2023 performance targets as currently outlined in the award agreements is not probable and have therefore recognized no expense for the PSUs associated with these tranches in the nine months ended September 30, 2022.

The following table summarizes the Company’s PSU activity during the nine months ended September 30, 2022:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2022	—	$—
Granted	3.5	$15.65
Vested	—	$—	$—
Cancelled	—	$—
Outstanding at September 30, 2022	3.5	$15.65
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

Stock-Based Compensation

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development expenses	$11.3	$4.8	$38.3	$18.3
Sales and marketing expenses	2.8	2.4	8.5	8.4
General and administrative expenses	17.5	15.8	60.0	46.1
Total stock-based compensation costs, net of amounts capitalized	$31.6	$23.0	$106.8	$72.8

During the three and nine months ended September 30, 2022, the Company capitalized $0.3 million and $1.7 million of stock-based compensation cost, respectively. During each of the three and nine months ended September 30, 2021, the Company capitalized $2.4 million of stock-based compensation cost.

As of September 30, 2022, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $79.8 million, $227.3 million and $21.9 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 2.3 years, 2.5 years and 2.8 years, respectively.

NOTE 8.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. The aggregate fair value of the Company’s interest rate swap agreements was an asset of $52.5 million as of September 30, 2022 and was recorded between prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At September 30, 2022, the Company had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $181.4 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $14.4 million as of September 30, 2022 and was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. In the second quarter of 2022, in conjunction with the announced closing of its Canadian operations, the Company terminated its derivative contract to purchase CAD resulting in an immaterial gain.

NOTE 9.    FAIR VALUE MEASUREMENTS

The Company accounts for fair value in accordance with ASC 820. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a three-tier hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table summarizes the fair value measurement of the Company’s long-term debt at September 30, 2022 (in millions):

	September 30, 2022
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,871.5	$1,787.3	Level 2
Senior Notes	600.0	478.5	Level 2
Total debt	$2,471.5	$2,265.8

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2022 (in millions):

		Fair Value at
	Pricing Category	September 30, 2022	December 31, 2021
Cash and cash equivalents
Money market funds	Level 1	$872.0	$310.2

Prepaid expenses and other current assets
Derivative instruments - foreign currency derivative contracts	Level 2	$—	$1.3
Derivative instruments - interest rate swaps	Level 2	16.8	—

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$35.7	$7.9

Accrued expenses and other current liabilities:
Derivative instruments - foreign currency derivative contracts	Level 2	$14.4	$—
Derivative instruments - interest rate swaps	Level 2	—	2.4

Contingent consideration	Level 3	$—	$28.7

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

Balance as of January 1, 2022	$28.7
Recorded in connection with acquisition transaction	11.4
Adjustment based on subsequent settlement agreement(1)	(28.7)
Fair value adjustments based upon post-acquisition performance	(11.4)
Balance as of September 30, 2022	$—
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

NOTE 10.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. In its partial ruling delivered on August 18, 2020, the court dismissed the latter claim, but ordered Wooga to provide to the plaintiff revenue numbers of the game in which plaintiff’s contributions are used. Wooga complied with the court’s order. The plaintiff further pursues additional remuneration claims, including filing a statement with the court on June 13, 2022 in which plaintiff is seeking Euro 8.5 million plus interest. A hearing in court was held on June 21, 2022. The parties filed their latest statements on September 26, 2022 and now await further instructions from the court. As of September 30, 2022, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate. The Company has defended this case vigorously and will continue to do so.

In November 2013, the Company’s subsidiary, Playtika, Ltd., sent an initial demand letter to Enigmatus s.r.o., a game developer in the Czech Republic, which owns various U.S. trademark registrations that resemble the Company’s Sloto-formative trademark names, demanding that it cease use of the trademark Slotopoly. In response, Enigmatus s.r.o. asserted that it was the owner of the Sloto-formative trademarks and denied that its game title infringed the Company’s trademarks. Enigmatus s.r.o. applied to register one of the Company’s trademarks in the United Kingdom and European Union, and the Company successfully opposed its applications. In December 2016, Enigmatus s.r.o., filed a trademark infringement lawsuit, Enigmatus, s.r.o. v. Playtika LTD and Caesars Interactive Entertainment, Inc., against Playtika, Ltd. and Caesars Interactive Entertainment LLC in the Federal Court of Canada asserting that the Company’s use of the Slotomania trademarks violates its proprietary and trademark rights. The plaintiff sought injunctive relief and monetary damages. Pleadings have been exchanged and the lawsuit is in the discovery stage. A hearing date for summary trial has been scheduled for June 27-29, 2023. The Company has defended this case vigorously and will continue to do so. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On November 23, 2021, the Company and its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint was brought on behalf of an alleged class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleged violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. On September 15, 2022, in accordance with local rules of the Court, the Company and other defendants in the case filed a letter notifying the Court of defendants’ service upon plaintiffs of, among other things, a notice of motion to dismiss plaintiffs’ amended complaint and memorandum of law in support of the defendants’ motion to dismiss plaintiffs’ amended complaint. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company has defended this case vigorously and will continue to do so.

On August 31, 2021, Playtika UK – House of Fun Limited (“Buyer”), a wholly owned subsidiary of the Company, entered into a Share Sale and Purchase Agreement (“SPA”) with the shareholders and option holders (collectively, the “Sellers”) of Reworks pursuant to which the Buyer (i) acquired 80% of all issued and registered shares and options (“Share Capital”) of Reworks in exchange for cash consideration of $400 million, subject to customary closing adjustments, and (ii) would acquire the remaining 20% of the Share Capital (“Remainder Shares and Options”) for additional cash consideration (“Earnout Payment”) in an amount to be determined based on certain performance metrics during the calendar year 2022. The Earnout Payment was expected to be calculated based on the amount of “Company EBITDA” (as defined in the SPA) in calendar year 2022 in excess of $10.3 million multiplied by 6.0, not to exceed $200 million, as further described in the SPA. In the event “Company EBITDA” (as defined in the SPA) was $10.3 million or less, the Earnout Payment would be $1.

On August 1, 2022, in connection with a contractual dispute between Buyer and the Sellers under the SPA, Buyer and the Sellers entered into an Omnibus Agreement, pursuant to which, among other things, (i) Buyer acquired title to the Remainder Shares and Options in exchange for a $45 million cash payment to the Sellers (in lieu of the Earnout Payment), (ii) Buyer and the sellers’ representative issued joint instructions to release $15.5 million from the Escrow Account (Claims) (as defined in the SPA) to the Sellers, (iii) Sellers released Buyer and its affiliates from all past, current and future claims arising out of the SPA, including but not limited to Reworks’ obligation under the SPA to spend a minimum $75 million in marketing and user acquisition activities during calendar year 2022, with exceptions for certain representations, warranties and covenants, (iv) Buyer released Sellers and each of their affiliates from all past, current and future claims arising out of the SPA, with exceptions for certain representations, warranties and covenants, and (v) certain Key Employee Agreements (as defined in the SPA) were terminated. The Earnout Payment was made in the third quarter of 2022. As of September 30, 2022, the Company has no remaining liability reflected in the financial statements herein.

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

The Company has received a number of demand letters pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s books and records. The Company has responded to those demands, stating its belief that the demand letters fail to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company has engaged in negotiations with certain of the shareholders.

NOTE 11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Geographic location
USA	$457.2	$443.5	$1,398.4	$1,366.9
EMEA	94.1	94.6	292.8	281.1
APAC	51.5	55.5	156.0	155.1
Other	45.0	42.3	137.1	130.9
Total	$647.8	$635.9	$1,984.3	$1,934.0

Platform type
Mobile	$519.1	$507.5	$1,592.3	$1,546.3
Web	128.7	128.4	392.0	387.7
Total revenues	$647.8	$635.9	$1,984.3	$1,934.0

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Third-party platforms	$497.1	$498.2	$1,527.6	$1,545.9
Direct-to-consumer platforms	150.7	137.7	456.7	388.1
Total revenues	$647.8	$635.9	$1,984.3	$1,934.0
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	September 30, 2022	December 31, 2021
Accounts receivable	$128.0	$143.7
Contract assets (1)	8.6	9.4
Contract liabilities (2)	31.2	31.6
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three and nine months ended September 30, 2022, the Company recognized $2.2 million and $31.6 million, respectively, of its contract liabilities that were outstanding as of December 31, 2021.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 12.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	September 30, 2022	December 31, 2021
Israel	$90.3	$73.9
USA	52.3	51.4
Ukraine	30.2	32.5
Other	38.3	34.9
Total long-lived assets, net	$211.1	$192.7

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

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $27.0 million and $28.5 million during the three months ended September 30, 2022 and 2021, respectively, and $79.9 million and $88.5 million during the nine months ended September 30, 2022 and 2021, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $0.2 million and $2.3 million during the three months ended September 30, 2022 and 2021, respectively, and $7.7 million and $9.1 million during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 14.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest expense	$31.5	$23.7	$81.1	$124.8
Interest income	(5.8)	(0.2)	(9.1)	(0.5)
Foreign currency translation differences, net	(1.5)	0.8	0.9	0.6
Other	0.1	0.6	1.3	(0.3)
Total interest and other, net	$24.3	$24.9	$74.2	$124.6

NOTE 15.    INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
(in millions, except tax rate)	2022	2021	2022	2021
Income before income taxes	$107.1	$129.6	$268.9	$325.6
Provision for income taxes	$38.9	$49.1	$81.1	$119.4
Effective tax rate	36.3%	37.9%	30.2%	36.7%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% U.S. federal statutory rate for the three and nine months ended September 30, 2022 were due to tax provisions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and nondeductible share-based compensation. The primary differences between the effective tax rate and the 21% U.S. federal statutory rate for the three and nine months ended September 30, 2021 were due to tax positions that do not meet the more likely than not standard, and rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions.

NOTE 16.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2022	$(1.9)	$4.2	$0.9	$3.2
Other comprehensive income (loss) before reclassifications	(3.3)	17.7	0.3	14.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.1)	0.7
Balance as of March 31, 2022	(5.2)	22.7	1.1	18.6
Other comprehensive income (loss) before reclassifications	(10.0)	5.2	(12.3)	(17.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	1.1	1.2
Balance as of June 30, 2022	(15.2)	28.0	(10.1)	2.7
Other comprehensive income (loss) before reclassifications	(14.5)	13.7	(6.0)	(6.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	4.0	2.8
Balance as of September 30, 2022	$(29.7)	$40.5	$(12.1)	$(1.3)

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2021	$16.7	$—	$—	$16.7
Other comprehensive income (loss) before reclassifications	(9.9)	0.7	(1.1)	(10.3)
Amounts reclassified from accumulated other comprehensive income	—	—	0.3	0.3
Balance as of March 31, 2021	6.8	0.7	(0.8)	6.7
Other comprehensive income (loss) before reclassifications	2.8	(3.2)	1.1	0.7
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	0.5
Balance as of June 30, 2021	9.6	(2.0)	0.3	7.9
Other comprehensive income (loss) before reclassifications	(5.7)	—	0.4	(5.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.9	(0.4)	0.5
Balance as of September 30, 2021	$3.9	$(1.1)	$0.3	$3.1

NOTE 17.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$68.2	$80.5	$187.8	$206.2
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	412.7	409.6	412.3	408.6
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	412.7	411.6	412.6	410.9
Net income per share, basic	$0.17	$0.20	$0.46	$0.50
Net income per share, diluted	$0.17	$0.20	$0.46	$0.50

The Company uses the treasury stock method on a grant-by-grant basis as the method for determining the dilutive effect of options and RSUs. Under this method, it is assumed that the hypothetical proceeds received upon settlement are used to repurchase common shares at the average market price during the period. The following outstanding employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options	16.2	7.8	16.8	8.2
RSUs	14.2	4.6	9.5	4.6
Total	30.4	12.4	26.3	12.8

In addition, 3.5 million PSUs were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2022 because the minimum performance measures were not yet met.

NOTE 18.    SUBSEQUENT EVENTS

The Company performed a review for subsequent events through the date of these financial statements. Other than the Tender Offer detailed in Note 7, Equity Transactions and Stock Incentive Plan, no other material items were noted for disclosure.

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

Research and development

Research and development consists of salaries, bonuses, benefits, other compensation, including stock-based compensation and allocated overhead, related to engineering, research, and development. In addition, research and development expenses include depreciation and amortization expenses associated with assets related to our research and development efforts.

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

Interest and other, net

Interest expense is primarily related to borrowings under our Credit Agreement dated as of December 10, 2019 (as amended, the “Credit Agreement”). Our interest expense includes amortization of deferred financing costs and is offset by interest income earned on the investment of excess cash. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million, reducing our overall exposure to variable interest rates.

Interest income consists of interest earned on cash, cash equivalents and short-term bank deposits.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily Austria, Germany, Israel, the United Kingdom and the United States, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate can fluctuate based on various factors, including our financial results and the geographic mix to which they relate, the applicability of special tax regimes, changes in our business or operations, examination-related developments and uncertain tax positions, and changes in tax law.

Net Income

We calculate net income as revenue minus cost of revenues, research and development, sales and marketing and general and administrative expenses, interest and taxes.

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

Daily Payer Conversion

We define Daily Payer Conversion as the total number of DPUs divided by the number of DAUs on a particular day. Average Daily Payer Conversion for a particular period is the average of the Daily Payer Conversion rates for each day during that period. We believe that Daily Payer Conversion is a useful metric to describe the monetization of our users.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except percentages, Average DPUs and ARPDAU)	2022	2021	2022	2021
Revenues	$647.8	$635.9	$1,984.3	$1,934.0
Total cost and expenses	516.4	481.4	1,641.2	1,483.8
Operating income	131.4	154.5	343.1	450.2
Net income	68.2	80.5	187.8	206.2
Credit Adjusted EBITDA	203.5	217.0	602.5	672.6
Adjusted EBITDA	230.7	247.8	690.1	770.2

Non-financial performance metrics
Average DAUs	9.0	10.4	9.7	10.4
Average DPUs (in thousands)	310	293	315	296
Average Daily Payer Conversion	3.4%	2.8%	3.3%	2.8%
ARPDAU	$0.78	$0.67	$0.75	$0.68
Average MAUs	30.2	35.4	32.4	34.4

Comparison of the three and nine months ended September 30, 2022 versus the three and nine months ended September 30, 2021

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(in millions)	(Unaudited)
Revenues	$647.8	$635.9	$1,984.3	$1,934.0
Cost of revenue	$181.8	$179.2	$554.8	$546.1
Research and development	115.1	91.5	353.0	268.5
Sales and marketing	145.4	141.1	476.9	427.7
General and administrative	74.1	69.6	256.5	241.5
Total costs and expenses	$516.4	$481.4	$1,641.2	$1,483.8

Revenues

Revenues for the three and nine months ended September 30, 2022 increased by $11.9 million and $50.3 million, respectively, when compared with the same periods of 2021. The net increase in revenues is primarily derived from the combination of meaningful growth in select non-slot game titles and the acquisition of Reworks in the third quarter of 2021, which were partially offset by meaningful declines in certain of our slot-themed games. We continue to see favorable impacts on revenues in certain of our games from our ongoing improvements to monetization, new content and product features

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2022 increased by $2.6 million and $8.7 million, respectively, when compared with the same periods of 2021. The favorable impact of reduced platform fees associated with a higher percentage of our revenues being derived through our direct-to-consumer platforms was more than offset by the increased platform fees associated with revenue from Reworks and an increase in amortization expense associated with both the acquisition of Reworks and with recently capitalized software development costs.

Research and development expenses

Research and development expenses for the three and nine months ended September 30, 2022 increased by $23.6 million and $84.5 million, respectively, when compared with the same periods of 2021. In addition to the impact of increased expenses associated with the acquisition of Reworks, the increase in research and development expenses was primarily due to increased headcount and employee compensation costs, including increased stock-based compensation expense, and increased facilities costs associated with additional leased premises.

Sales and marketing expenses

Sales and marketing expenses for the three and nine months ended September 30, 2022 increased by $4.3 million and $49.2 million, respectively, when compared with the same periods of 2021. In addition to the impact of increased expenses associated with the acquisition of Reworks, the increases in sales and marketing expenses were primarily due to increased marketing promotions and increased media buy expenses.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2022 increased by $4.5 million and $15.0 million, respectively, when compared with the same periods of 2021. Included in general and administrative expenses for the three and nine months ended September 30, 2022, with no comparable amounts for the three and nine months ended September 30, 2021, are decreases to contingent consideration of $11.4 million and $14.1 million, respectively. Included in general and administrative expenses for the nine months ended September 30, 2021, with no comparable amounts for the nine months ended September 30, 2022, are bonus expenses of approximately $35.4 million paid as a result of the successful initial public offering of our stock in January 2021. Excluding these specific discrete items, general and administrative expenses would have increased during the three and nine months ending September 30, 2022 when compared with 2021, primarily as a result of increased headcount and employee compensation costs, including stock based compensation costs, and expenses incurred in 2022 in connection with the evaluation of strategic alternatives for the Company.

Other Factors Affecting Net Income

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(in millions)	(Unaudited)
Interest expense	$31.5	$23.7	$81.1	$124.8
Interest income	(5.8)	(0.2)	(9.1)	(0.5)
Foreign currency exchange, net	(1.5)	0.8	0.9	0.6
Other	0.1	0.6	1.3	(0.3)
Provision for income taxes	38.9	49.1	81.1	119.4
Interest expense

Interest expense for the three and nine months ended September 30, 2022 increased by $7.8 million and decreased by $43.7 million, respectively, when compared with the same periods of 2021. Interest expense for the three months ended September 30, 2022 increase as a result of higher average interest rates on our variable rate debt. Included in interest expense for the nine months ended September 30, 2021, with no comparable amounts in 2022, is the write-off of approximately 22.9 million of original issue discount and the recording of approximately $14.5 million in expenses, both recorded in connection with the March 2021 refinancing transactions. Excluding the impact of these discrete components of interest expense from 2021, interest expense declined by approximately $6.3 million for the nine months ended September 30, 2022 when compared to 2021, primarily as a result of lower average interest rates on our outstanding indebtedness in the early part of 2022.

Provision for income taxes

The effective income tax rate for the three months ended September 30, 2022 was 36.3% compared to 37.9% for the three months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was 30.2% compared to 36.7% for the nine months ended September 30, 2021. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% U.S. federal statutory rate for the three and nine months ended September 30, 2022 were due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and nondeductible share-based compensation. The primary differences between the effective tax rate and the 21% U.S. federal statutory rate for the three and nine months ended September 30, 2021 were due to tax positions that do not meet the more likely than not standard and rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions.

Net income

Upon aggregating all of the components of our results of operations above, net income for the three and nine months ended September 30, 2022 decreased by $12.3 million and $18.4 million, respectively, when compared with the same periods of 2021.

Reconciliation of Credit Adjusted EBITDA to Net Income

Credit Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Credit Adjusted EBITDA to net income, the closest GAAP financial measure. Our Credit Agreement defines Adjusted EBITDA (which we call “Credit Adjusted EBITDA”) as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) stock-based compensation, (vi) contingent consideration, (vii) acquisition and related expenses, and (viii) certain other items. We calculate Credit Adjusted EBITDA Margin as Credit Adjusted EBITDA divided by revenues.

Credit Adjusted EBITDA and Credit Adjusted EBITDA Margin as calculated herein may not be comparable to similarly titled measures reported by other companies within the industry and are not determined in accordance with GAAP. Our presentation of Credit Adjusted EBITDA and Credit Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or unexpected items.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$68.2	$80.5	$187.8	$206.2
Provision for income taxes	38.9	49.1	81.1	119.4
Interest and other, net	24.3	24.9	74.2	124.6
Depreciation and amortization	39.6	36.5	121.7	103.0
EBITDA	171.0	191.0	464.8	553.2
Stock-based compensation(1)	31.6	23.0	106.8	72.8
Contingent consideration	(11.4)	—	(14.1)	—
Acquisition and related expenses(2)	6.1	1.2	19.7	43.2
Other one-time items(3)	6.2	1.8	25.3	3.4
Credit Adjusted EBITDA(4)	$203.5	$217.0	$602.5	$672.6
Net income margin	10.5%	12.7%	9.5%	10.7%
Credit Adjusted EBITDA margin	31.4%	34.1%	30.4%	34.8%
_______
(1)    Reflects, for the three and nine months ended September 30, 2022 and 2021, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the three and nine months ended September 30, 2022 primarily relates to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company. Amount for the nine months ended September 30, 2021 primarily relates to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021.
(3)    Amounts for the three and nine months ended September 30, 2022, consists of $1.9 million and $12.1 million, respectively, incurred by the Company for severance and for the nine months ended September 30, 2022, $4.0 million incurred by the Company for relocation and support provided to employees due to the war in Ukraine. Amounts for the three and nine months ended September 30, 2022 also include $2.7 million and $6.1 million, respectively, incurred related to the announced restructuring activities.
(4)    Executive management is compensated, in part, based upon achieving certain Adjusted EBITDA targets as more completely described in our proxy statement. Adjusted EBITDA for these purposes represents Credit Adjusted EBITDA shown above, further adjusted to reflect certain elements of cash-based compensation and other items as shown below.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Credit Adjusted EBITDA	$203.5	$217.0	$602.5	$672.6
Long-term cash compensation(a)	27.0	28.5	79.9	88.5
M&A related retention payments(b)	0.2	2.3	7.7	9.1
Adjusted EBITDA	$230.7	$247.8	$690.1	$770.2
Adjusted EBITDA margin	35.6%	39.0%	34.8%	39.8%
Adjusted EBITDA and Adjusted EBITDA Margin are key operating measures used by our management to assess our financial performance and to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against other peer companies using similar measures. We evaluate Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with our results according to GAAP because we believe they provide investors and analysts a more complete understanding of factors and trends affecting our business than GAAP measures alone.
(a)    Includes expenses recognized for grants of annual cash awards to employees pursuant to our Retention Plans, which awards are incremental to salary and bonus payments, and which plans expire in 2024. For more information, see Note 13, Appreciation and Retention Plan, of our consolidated financial statements included in this document.

(b)    Includes retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The amounts for the three and nine months ended September 30, 2022, primarily relates to the reduction of contingent consideration payable to employees of the Company that were also selling Shareholders of Reworks. This portion of the contingent consideration is being accounted for as an M&A retention payment to these employees, with changes in the amounts recognized as compensation expense.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term bank deposits, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents and short-term bank deposits totaled $1,255.4 million and $1,117.1 million at September 30, 2022 and December 31, 2021, respectively. As of both September 30, 2022 and December 31, 2021, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

Our restricted cash totaled $1.6 million at September 30, 2022 and $2.0 million at December 31, 2021. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

On October 10, 2022, we announced the acceptance for purchase of 51,813,472 Shares in the Tender Offer at a price of $11.58 per Share. Upon the closing of the Tender Offer, we used approximately $600 million of the cash from our balance sheet, excluding fees and expenses, reducing our balance of cash and cash equivalents to approximately $650 million.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Nine months ended September 30,
	2022	2021
Net cash flows provided by operating activities	$316.3	$383.8
Net cash flows used in investing activities	(16.2)	(569.4)
Net cash flows provided by (used in) financing activities	(43.2)	564.5
Effect of foreign exchange rate changes on cash and cash equivalents	(18.9)	(6.3)
Net change in cash, cash equivalents and restricted cash	$238.0	$372.6

Operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2022 was $316.3 million compared with cash flows provided by operating activities of $383.8 million for the same period of 2021. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the nine months ended September 30, 2022 was $16.2 million when compared with $569.4 million for the same period of 2021. Cash flows used in investing activities generally includes outflows related to business combinations, the purchase and capitalization of assets and the investment in short-term bank deposits.

Financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2022 was $43.2 million, compared to cash flows provided by financing activities of $564.5 million for the same period of 2021. Financing activity cash flows for the nine months ended September 30, 2022 primarily relate to repayments on our bank borrowings. Financing activity cash flows for the nine months ended September 30, 2021 primarily relate to our initial public offering of its equity in January 2021, and the refinancing of our Old Term Loan (as defined below) in March 2021.

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

We had borrowings outstanding under our Term Loan with book values of $1,834.5 million and $1,843.8 million at September 30, 2022 and December 31, 2021, respectively, which were subject to a weighted average interest rate of 3.79% and 2.85% for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. There were no borrowings against our Revolving Credit Facility at September 30, 2022 or December 31, 2021.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan would have increased or decreased our interest expense by $13.7 million over a twelve-month period.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would not have had a material impact on the fair value of our Credit Facilities as of September 30, 2022.

Investment risk

We had cash and cash equivalents including restricted cash totaling $1,257.0 million and $1,019.0 million as of September 30, 2022 and December 31, 2021, respectively. We also had short-term bank deposits of $100.1 million as of December 31, 2021. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term deposits primarily consist of bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 basis point change in interest rates would have increased or decreased our interest income for a twelve-month period by approximately $11 million.

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

As of September 30, 2022, we had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The notional value of amounts hedged was approximately $181.4 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

For the quarter ended September 30, 2022, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•enhanced export controls and trade sanctions targeting Russia’s imports of technological goods as a whole, including tighter controls on exports and reexports of dual-use items, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports, as well as higher import tariffs and a prohibition on exporting luxury goods to Russia and Belarus, and
•additional sanctions following the attempted annexation by Russia of Ukraine's Donetsk, Luhansk, Kherson and Zaporizhzhia regions, on October 6, 2022.

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
Dated as of November 8, 2022