Form 10-K
period 2022-12-31
Playtika Holding Corp.
filed 2023-02-28
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $1.1 billion. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of February 22, 2023, the registrant had 365,271,876 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Playtika Holding Corp.’s 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

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
“Playtika,” the “Company,” “we,” “us” and “our” mean Playtika Holding Corp. and its subsidiaries.
“Playtika Holding UK” means Playtika Holding UK II Limited, a company formed under the laws of England and Wales, and a wholly owned subsidiary of Alpha.
“Revolving Credit Facility” means our $600.0 million senior secured revolving credit facility pursuant to the Credit Agreement.
“SEC” means the Securities and Exchange Commission.
“SOFR” means the Secured Overnight Financing Rate.
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

We are one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage our users. We have built best-in-class live game operations services and a proprietary technology platform to support our portfolio of games which enable us to drive strong user engagement and monetization. Our games are free-to-play, and we are experts in providing novel, curated in-game content and offers to our users, at optimal points in their game journeys. Our players love our games because they are fun, creative, engaging, and kept fresh through a release of new features that are customized for different player segments. As a result, we have retained paying users over long periods of time.

We have primarily grown our game portfolio through acquisitions. Once we acquire games, we seek to enhance the scale and profitability of those games by applying our live operations services and our technology platform, the Playtika Boost Platform. By leveraging this platform, our game studios can dedicate a greater portion of their time to creating innovative content, features, and experiences for players.

We have a powerful combination of scale, growth and operating cash flow. In the year ended December 31, 2022, we generated $2,615.5 million in revenues, net income of $275.3 million and $805.1 million in Credit Adjusted EBITDA, representing a net income margin of 10.5%, and a Credit Adjusted EBITDA margin of 30.8%.

We were founded in Israel in 2010, when we released our first game, Slotomania, which remains the largest game in our portfolio based on revenues as of December 31, 2022. On January 15, 2021, we became a publicly traded company with our common stock traded on the Nasdaq Global Select Market under the ticker symbol “PLTK .”

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

Data-driven performance marketing capabilities drive our high-ROI user acquisition

We leverage our centralized marketing team to achieve efficiencies across our portfolio of games. Our performance marketing capabilities focus on cost-effectively acquiring users. Our user acquisition strategy is centered on a payback period methodology and we optimize spend between the acquisition of new users and the reactivation of inactive players. Our Daily Payer Conversion increased from 2.9% in the year ended December 31, 2021 to 3.3% in the year ended December 31, 2022, and our ARPDAU increased from $0.68 in the year ended December 31, 2021 to $0.76 in the year ended December 31, 2022. In addition, our average DPUs increased from 0.30 million in the year ended December 31, 2021 to 0.31 million in the year ended December 31, 2022.

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

The Playtika Boost Platform includes:

•Digital Studio, which is being developed to use digital and AI technologies to optimize game operations and monetization
•Meta-games and monetization events, including tournaments, challenges, and missions;
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

There are also a number of additional services we provide to studios, based on their game’s needs and strategies, including:

•Digital Studio: A developing suite of advanced and easy to use tools to maximize efficiency and designed to enhance revenue by personalizing the player experience
•Player Journey: Proprietary software that allows game operators to create and deploy personalized game content in real-time without extensive software development;
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

Feature Development

We strive to create features and player experiences that optimize player engagement, intended to result in increased conversion and monetization. We are focused on continuing to implement and enhance features that keep games fresh and increase user engagement, including awarding in-game virtual items, providing engaging new game themes, motifs, challenges and in-game missions, as well as in-game chat and messaging capabilities. We serve these features to our users based on their preferences and the optimal timing during each player’s gameplay. Depending on the circumstances, this could mean increasing or decreasing the amount of new features for our players.

Our Acquisitions Strategy

We maintain a highly disciplined approach to acquisitions, and have a proven history of acquiring games and game studios at attractive prices and driving incremental stockholder value from those games by leveraging our live operations services, including the Playtika Boost Platform. Over the past 10 years, we have successfully acquired a number of mobile games and studios, including JustPlay (2022), Reworks (2021), Seriously (2019), Supertreat (2019), Wooga (2018), Jelly Button (2017), House of Fun (2014), World Series of Poker (2013) and Bingo Blitz (2012).

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

Marketing and Player Lifecycle Management

Over our twelve year history, we have gained significant expertise in acquiring new users, converting users to payers, retaining active users, and re-engaging inactive ones. Our success stems from a deep and nuanced understanding of the key aspects of data-based marketing strategies applicable to our industry, including how to measure successful user acquisition as it relates to mobile games, where to allocate marketing spend, how to optimize media buying budgets, and how to design ads that attract users who are likely to install and play our games.

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

Our Portfolio of Games

Our portfolio includes 20 games, 11 of which we actively manage and promote, and our top ten games collectively represented 98.1% of our revenues for the year ended December 31, 2022. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and casino-themed games. For the year ended December 31, 2022, our casual games generated 53.8% of our revenues, with our casino-themed games accounting for the remaining 46.2%. Our oldest and largest game franchises have accounted for a significant portion of our growth. Our two largest games, Slotomania and Bingo Blitz, generated approximately half of our revenues for the year ended December 31, 2022.

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

Research and Development

Our research and design team has extensive expertise in creating new content and gameplay features as well as proprietary tools and systems to enable the efficient design, development and implementation of new content and features. We invest heavily in research and development, and approximately 75% of our employees are employed in research and development, which enables us to consistently introduce updates and enhancements to our games, which we strive to do on an effective basis.

We have a diverse pool of talent located in game development hubs, including in Israel and Germany. This provides us with both a funnel of new, internally developed game concepts, ideas for improvements to our systems, and close relationships with those local game-development communities.
Competition

We face significant competition in all aspects of our business. Our primary competitors include Tencent Holdings, Activision Blizzard, Electronic Arts, Take-Two Interaction/Zynga, AppLovin and Product Madness/Big Fish Games. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of offline and online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, breadth and depth of gameplay, ability to create or license compelling content, brand awareness and reputation and access to distribution channels.

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

Intellectual Property

We consider our intellectual property rights, including our trademarks, copyrights, and trade secrets, in the aggregate, material to our business. We endeavor to protect our investment in our intellectual property by seeking protection in the jurisdictions where we do business, as appropriate. We generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our games. As of January 1, 2023, we owned approximately 877 registered trademarks in the United States, and approximately 814 registered trademarks in jurisdictions outside of the United States. Additionally, many of the feature elements of our games, including game characters, are subject to copyright protection.

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

Some of our games are based upon traditional casino games, such as slots and poker. We believe that our games and game features do not constitute gambling and are intended for entertainment purposes only. Our games do not offer an opportunity to win real money. However, there is significant opposition in some jurisdictions to social gaming, including social casino gaming, and some jurisdictions have expressed concern that social casino games, in particular, present significant risks of encouraging gambling behavior especially with respect to children and people who already have gambling problems. Anti-

gaming groups in several states and countries have specifically targeted social casino games, which could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino gaming specifically. For example, a bill introduced in Australia in 2020 would amend that country’s Interactive Gambling Act of 2001 to ban online social casino games. These opposition efforts could lead to a prohibition on social gaming or social casino gaming altogether, restrict our ability to advertise our games or substantially increase our costs to comply with regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business. Furthermore, in 2020 and 2021 plaintiffs in several U.S. states sued Apple and/or Google alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social casino games, including certain of our social casino games. We cannot predict the outcome of these lawsuits and these lawsuits, or similar suits in the future, could cause Google, Apple, or other third-party platform providers to deny our social casino games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our business.

Additionally, the United States Court of Appeals for the Ninth Circuit has previously held that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including us. In April 2018, a putative class action lawsuit was filed against us in federal district court, alleging that certain of our social casino games, among other things, violate Washington State gambling laws and consumer protection laws. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. On May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. Additional legal proceedings, including demands for arbitration, targeting our games and claiming violations of state, federal or foreign laws, including gambling laws, have occurred and could occur, based on the unique and particular laws of each jurisdiction, particularly as litigation and regulations continue to evolve. See “Legal Proceedings” and “Risk Factors—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” for more information.

The widespread implementation of in-game purchases of virtual items and virtual currency in our industry has resulted in the expanded application of existing laws or regulations and has prompted calls for new laws and regulations to address the perceived problems with these virtual items and currency. Calls for legislation have been fueled by complaints from parents whose children have incurred sizeable charges online purchasing virtual currency, “lives” or “power-ups” in order to continue to play or further advance in games advertised as being “free to play.” In December 2022, Epic Games and the U.S. Federal Trade Commission, or the FTC, announced a settlement, in which, among other things, Epic Games agreed to pay a $245 million to the FTC relating to in-game purchases in Epic Game’s popular Fortnite game. This may result in legislation affecting how we advertise, operate, and earn revenues in games with these features.

There has been considerable focus on in-game offers to purchase virtual goods or premiums with real world currency (or with virtual in-game currency that can be purchased with real world currency) for which the player doesn’t know prior to purchase the specific digital goods or premiums they will be receiving (sometimes referred to as loot boxes, crates, or mystery prizes). Some commentators have noted that these features are similar to gambling because users are providing something of value for the chance to win a prize, with a large number of prizes having relatively modest value or utility and fewer having significant value or utility. The FTC held a public workshop on loot boxes in August 2019, and at least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed to minors. Loot boxes have been banned in Belgium and the Netherlands, and gambling regulators in at least 16 jurisdictions (Austria, Czech Republic, France, Gibraltar, Ireland, Isle of Man, Jersey, Latvia, Malta, Netherlands, Norway, Poland, Portugal, Spain, Washington State, United States, and the United Kingdom) signed an agreement in 2018 to investigate the role of loot boxes in digital games. China has imposed stringent requirements and limitation on the offering of loot boxes including, among other things, that loot boxes cannot be acquired with real money or virtual currency, that all items available in loot boxes must be obtainable through other means, and the odds of winning must be published. Japan has been advancing a self-regulatory approach to loot boxes. The outcome of many of these initiatives is not yet known, but we anticipate there may be legislation forthcoming in at least some of these jurisdictions that could affect how we offer these features which could negatively affect our revenues.

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

Human Capital

As of December 31, 2022, we had approximately 3,800 employees. We believe our people are one of our most important competitive advantages. We rely on our highly skilled, technically trained and creative employees with desirable skill sets, including game designers, engineers and project managers, to develop new technologies and create innovative games.

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

We offer comprehensive compensation and benefits packages to our employees, including, for our U.S. employees, a 401(k) Plan, medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance and life and accidental death disability insurance. Generally, our non-U.S. employees are eligible for welfare benefits, annual vacation leave, sick leave, convalescence pay, transportation expense reimbursement, advanced study funds, life and disability insurance and other customary or mandatory social benefits. We also offer stock-based compensation as a way to attract and retain key talent. See Note 13, Equity Transactions and Stock Incentive Plan, to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-based compensation” for further discussion of our benefit plans and stock-based compensation.

Website and Available Information

Our principal executive offices are located at HaChoslim St 8 Herzliya Pituach, Israel and our telephone number is 972-73-316-3251. Our website address is www.playtika.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed or furnished with the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and the rules and regulations promulgated thereunder. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this filing.

These filings are also available free of charge on the SEC’s website at www.sec.gov.

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

Our games are primarily accessed and operated through platforms operated by Apple, Facebook and Google. A significant number of the virtual items that we sell to paying players are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2022, 71.5% of our revenues were generated through the iOS App Store, Facebook, and Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

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

Our business is dependent on the success of a limited number of games and on our ability to consistently enhance and improve upon games that achieve significant popularity. Historically, we have depended on such games for a majority of our revenues and we expect that this dependency will continue for the foreseeable future. For example, for the years ended December 31, 2022 and 2021, our top two games by revenue, Slotomania and Bingo Blitz, collectively generated approximately half of our revenues for each period. For a game to remain popular and to retain players, we must effectively enhance, expand and upgrade the game with new features, offers, and content that players find attractive. We may not be successful in these efforts, including not providing enough new features, offers and content or providing too many new features, offers and content. Each of our games requires significant product development, marketing and other resources to develop, launch and sustain popularity through regular upgrades, expansions and new content, and such costs on average have increased over time. Even with these investments, we may experience sudden declines in the popularity of any of our games and fluctuations in the number of daily average users and monthly average users.

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

Revenues of free-to-play games typically rely on a small percentage of players who spend moderate or large amounts of money in games to receive special advantages, levels, access and other features, offers, or content. The vast majority of users play for free or only occasionally spend money in games. As a result, compared to all users who play our games in any period, only a small percentage of such users were paying users. For example, for the year ended December 31, 2022, our average Daily Payer Conversion was 3.3%. In addition, a large percentage of our revenues comes from a small subset of these paying users. Because many users do not generate revenues, and each paying user does not generate an equal amount of revenues, it is particularly important for us to retain the small percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our games and could have a material adverse effect on our business, financial condition and results of operations.

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
•our ability to introduce effective amounts of new content to our players;
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

Our games are available to players for free, and we generate nearly all of our revenues from the sale of virtual items when players make voluntary in-game purchases. For example, in each of the years ended December 31, 2022 and 2021, we derived 97.9% and 97.1% of our revenues from in-game purchases, respectively.

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

Historically, a significant portion of our growth has been as a result of our acquisition of complementary studios and games, rather than in-house development, including our acquisition of Wooga GmbH, or Wooga, in 2018, Supertreat GmbH, or Supertreat, in 2019, Seriously Holding Corp., or Seriously, in 2019, and Reworks Oy, or Reworks, in 2021, and JustPlay.LOL, or JustPlay, in 2022, and we anticipate that acquisitions will continue to be an important source of growth in the near future. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify quality games, applications and businesses and complete commercially viable acquisitions. We cannot assure you that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to successfully grow through these types of transactions also depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

•failure to identify acquisition, investment or other strategic alliance opportunities that we deem suitable or available on favorable terms;
•problems integrating acquired businesses, technologies or products, including issues maintaining uniform standards, procedures, controls and policies, or applying Boost to our new games;
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

We are a highly leveraged company. In March 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (our “Notes”) in a private offering pursuant to an indenture dated March 11, 2021 (the “Indenture”). As of December 31, 2022, we had $2,466.8 million aggregate principal amount of outstanding indebtedness, in addition to $600.0 million available for borrowing under our Revolving Credit Facility at that date. For the year ended December 31, 2022, we made net principal payments of $19.0 million and paid $107.5 million for interest (net of hedges). Our indebtedness also may include senior secured credit facilities if drawn upon, which we refer to herein as the Credit Facilities, consisting of a $600 million senior secured revolving credit facility, which we refer to herein as the Revolving Credit Facility, and a $1,900 million senior secured first lien term loan, which we refer to herein as the Term Loan. The Credit Facilities were provided pursuant to a credit agreement, which we refer to herein as the Credit Agreement, dated as of December 10, 2019 and amended on March 11, 2021, by and among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties thereto, as amended.

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

While the vast majority of our revenues are generated by in-game purchases, a growing portion of our revenues are generated from the sale of in-game advertisements. For example, in each of the years ended December 31, 2022 and 2021, we derived 2.1% and 2.9% of our revenues from in-game advertising, respectively. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. Alternatively, if our advertising inventory is unavailable and the demand exceeds the supply, this limits our ability to generate further revenues from in-game advertising, particularly during peak hours and in key geographies. Further, a full inventory may divert advertisers from seeking to obtain advertising inventory from us in the future, and thus deprive us of potential future in-game advertising revenues. This could have a material adverse effect on our reputation and our business, financial condition and results of operations.

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

As of December 31, 2022, Yuzhu Shi controls shares representing a majority of our combined voting power through his indirect interest in Playtika Holding UK II Limited, or Playtika Holding UK and its affiliates. As long as Yuzhu Shi continues to control shares representing a majority of our voting power, he will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors (unless supermajority approval of such matter is required by applicable law and our amended and restated certificate of incorporation). In the ordinary course of his business activities, Yuzhu Shi may engage in activities where his interests may not be the same as, or may conflict with, the interests of our other stockholders. Even if Yuzhu Shi were to control less than a majority of our voting power, he may be able to influence the outcome of corporate actions so long as he controls a significant portion of our voting power. For example, as we previously disclosed in June 2021, Yuzhu Shi and certain affiliates of Yuzhu Shi entered into an agreement that, if consummated, would have entitled Giant Network Group Co. Ltd., or Giant, a publicly traded company on the Shenzhen Stock Exchange, to be transferred beneficial ownership of certain shares of ours currently owned by Mr. Shi and his affiliates, the result of which would have been that Giant would control the voting power of the shares of our common stock and would permit Giant to consolidate us for accounting purposes. Had that transaction been consummated, Giant informed us that they would have been required to obtain the approval of its board of directors for substantially all potential acquisitions by it or its consolidated subsidiaries, including acquisitions by us, and, in certain cases, approval from Giant’s stockholders, which could have created potential conflicts between Yuzhu Shi’s affiliates and us on our acquisition strategies. Further, Giant informed us that had the transaction been consummated, substantially all derivative transactions and other extraordinary transactions undertaken by Playtika would need to be approved by Giant’s board of directors. While that transaction was abandoned, Mr. Shi and his affiliates may, in his and their discretion, seek to consummate similar transactions in the future, and we would not be able to prevent such transactions from being consummated.

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

Each of Apple, Google and Facebook are defendants in class action lawsuits alleging, among other things, that social casino games offered through their respective platforms constitute illegal gambling and in addition to seeking monetary damages, the plaintiffs are also seeking that the platforms remove access to the social casino games.

In the event that Apple, Google, Facebook or any of our other platform providers changes its developer terms of service to include more onerous requirements or if any of our platform providers were to prohibit the use of loot boxes in games distributed on its digital platform, we would be required to redesign the economies of the affected games in order to continue distribution on the impacted platforms, which would likely cause a decline in the revenues generated from these games and require us to incur additional costs.

In addition, there are numerous ongoing academic, political and regulatory discussions in the United States, Europe, Australia and other jurisdictions regarding whether certain game mechanics, such as loot boxes, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, the Federal Trade Commission, or FTC, released a staff perspective in August 2020 highlighting issues raised at an August 2019 public workshop on loot boxes, which encouraged the industry to continue efforts to provide clear and meaningful information to consumers about in-game loot box and related microtransactions. The FTC will continue to monitor developments surrounding loot boxes and take appropriate steps to prevent unfair or deceptive practices. At least one bill has been introduced in the U.S. Senate that would regulate loot boxes in games marketed toward players under the age of 18. The United Kingdom’s Department for Digital, Culture, Media and Sport launched a call for evidence in September 2020 into the impact of loot boxes on in-game spending and gambling-like behavior in connection with the UK government’s review of the 2005 Gambling Act (the principal gambling regulation in the United Kingdom), and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In July 2022, the UK government issued a conclusion to the call for evidence and while it did not call for paid loot boxes to be deemed gambling, it called for companies within the industry to engage in self-regulation, including taking actions to protect children and their ability to access and purchase loot boxes. In October 2020, a Netherlands district administrative court upheld an administrative order by the Dutch gambling authority demanding that Electronic Arts remove certain loots boxes from one of its games because they violated Dutch gambling laws and recommended a maximum fine of 10 million euros for non-compliance with the administrative order. For the first time, the Dutch district administrative court ruled that virtual items can constitute a prize for purposes of gambling legislation. However, in March 2022, the highest administrative court in the Netherlands decided a final appeal in Electronic Arts’ favor and determined that the loot boxes in its FIFA games do not contravene Dutch gambling law.

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

In a recent case, the U.S. Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits and arbitration proceedings have been filed against other defendants, including us. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. In addition, on May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. In addition, we received seven demands for arbitration in late 2022 and early 2023 alleging that our games constitute illegal gambling under applicable state law. See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Business—Legal Proceedings.”

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

Consumer protection concerns regarding games such as ours have been raised in the past and may again be raised in the future. These concerns include: (i) whether social casino games may be shown to serve as a gateway for adolescents to real money gambling; (ii) methods to limit the ability of children to make in-game purchases, and (iii) a concern that mobile game companies are using big data and advanced technology to predict and target “vulnerable” users who may spend significant time and money on mobile games in lieu of other activities. This has resulted in governmental action against another gaming company. In December 2022, Epic Games and the U.S. Federal Trade Commission, or the FTC, announced a settlement, in which Epic Games agreed to pay a $245 million to the FTC relating to in-game purchases in Epic Game’s popular Fortnite game. Such concerns could lead to increased scrutiny over the manner in which our games are designed, developed, distributed and presented. We cannot predict the likelihood, timing or scope of any concern reaching a level that will impact our business, or whether we would suffer any adverse impacts to our results of operations, cash flows and financial condition.

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

For example, in April 2018, a putative class action lawsuit, Sean Wilson, et al. v. Playtika LTD, Playtika Holding Corp. and Caesars Interactive Entertainment, Inc., was filed against us in federal district court directed against certain of our social casino games, including Caesars Slots, Slotomania, House of Fun and Vegas Downtown Slots. The plaintiff alleged that our social casino games violate Washington State gambling laws and consumer protection laws. In August 2020, we entered into a settlement agreement, which was approved by the court in February 2021, to settle the Sean Wilson litigation. In addition, on May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. In addition, we received seven demands for arbitration in late 2022 and early 2023 alleging that our games constitute illegal gambling under applicable state law.

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

Although we have players across the globe, we derive a significant portion of our revenues from a limited number of countries and are dependent on access to those markets. For example, for the year ended December 31, 2022, 70.5% of our revenues were derived from users located in the United States and 95.1% from users located in the United States, Canada, Europe and Australia. Our ability to retain paying players depends on our success in these geographies, and if we were to lose access to these markets or experience a decline in players in these geographies for any reason, it would have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

The COVID-19 pandemic, epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China, and although there are multiple vaccines approved in various jurisdictions, the demand for the vaccines currently may exceed the supply in many jurisdictions in which we operate, and cases continue to exist across the globe, regardless of vaccine availability and rates of vaccination, including as a result of new variants, such as the Omicron variant. Although the full extent of the impact from the COVID-19 pandemic on our business is unknown at this time, it could affect the health of our employees, or otherwise impact the productivity of our employees, third-party organizations with which we partner, or regulatory agencies we rely on, which may prevent us from delivering content in a timely manner or otherwise executing our business strategies. We have followed guidance by the U.S. and Israeli governments and the other local governments in which we operate to protect our employees and our operations during the pandemic and have implemented a remote environment for certain of our employees, and, as a result, may experience inefficiencies in our employees’ ability to collaborate. We have also experienced difficulty in our efforts to recruit and hire qualified personnel during this time. The COVID-19 pandemic could also affect the health of our consumers, which may affect sales of our virtual items in our games or result in lower-than-expected attendance at, or the cancellation of, events hosted by us (as has already occurred for a number of scheduled events). In addition, the COVID-19 pandemic has caused economic hardship, high unemployment rates and other disruptions, both in the United States and the rest of the world. Any of these impacts, including the prolonged continuation of these impacts, could adversely affect our business.

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

We have in the past and may continue to experience disruption as a result of catastrophic events. For example, we previously maintained an office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. Additionally, our primary offices are located in Israel and we have large offices in Belarus and Ukraine, and are therefore subject to a heightened risk of military and political instability. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.” For more information on risks related to our operations in Belarus, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.”

In the occurrence of a catastrophic event, including a global pandemic like the COVID-19 pandemic or the consequences of climate change, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in application development, lengthy interruptions in our services, breaches of data security and loss of critical data, such as player, customer and billing data as well as intellectual property rights, software versions or other relevant data regarding operations, and there can be no assurances that our insurance policies will be sufficient to compensate us for any resulting losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We recently launched an NFT (non-fungible token) product and marketplace which may expose us to legal, regulatory, and other risks that could adversely affect our business, financial condition, and results of operations.

We launched a blockchain-based NFT product called Reel Owners that enables our players to purchase non-fungible tokens (NFTs) related to our games. Blockchain technology and NFTs are relatively new and emerging technologies. The regulatory, commercial, and legal framework governing blockchain technologies and NFTs is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, money transmission, sanctions, and currency, commodity, and securities law compliance. It is difficult to predict how the legal and regulatory framework around blockchain technologies and NFTs will develop and how such developments will impact our business and our NFT marketplace. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with other jurisdictions.

The launch of our NFT product and marketplace also subjects us to risks similar to those associated with any new product offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch the NFT marketplace, creator and buyer acceptance, technical issues with the operation of an NFT marketplace, reputational risk relating to the use of NFTs more broadly, and other legal and regulatory risks.

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance, and our revenue growth rates may decline in the future compared to prior periods.

We have experienced revenue growth in recent periods, with revenue of $2,615.5 million, $2,583.0 million and $2,371.5 million, for the years ended December 31, 2022, 2021 and 2020. As we continue to grow our business, our revenue growth rates may decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods, a decrease in the growth of our overall market or market saturation, slowing demand for our games, our inability to continue to acquire games or game studios, and our inability to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption, such as those related to the COVID-19 pandemic and related government responses thereto.

Our business may suffer if we do not successfully manage our current and potential future growth.

We have grown in recent years and we intend to continue to expand the scope of the games we provide. Our revenues increased to $2,615.5 million in 2022 from $2,583.0 million in 2021 and $2,371.5 million in 2020. Our anticipated future growth, particularly to the extent that we experience rapid growth, will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. In addition, we will likely have to successfully adapt our existing systems and introduce new systems, expand, train and manage our employees and improve and expand our marketing capabilities. Further, we have grown our business in part by acquiring and integrating complementary businesses and our continued growth will depend to some degree on our continuing ability to find additional commercially viable strategic acquisitions or expanding our internal development.

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

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the report on our internal control over financial reporting beginning with the Annual Report of Form 10-K for the year ended December 31, 2021. Section 404 of the Sarbanes-Oxley Act of 2002 also requires our independent registered public accounting firm to attest to our evaluation beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 is and will be expensive and time consuming and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could increase significantly as a result of the open examination in Israel for the tax years ended 2017 through 2020. Should those tax positions not be fully sustained under examination, an acceleration of material income taxes payable, including interest and penalties, could occur. As a result, cash required for payments of income taxes, interest and penalties could be material in the period in which such determination is made. In addition, if such tax positions are not fully sustained, it could have an impact on our ability to take advantage of certain tax benefits associated with the Preferred Technology Enterprise regime in the future. During the fourth quarter of 2022, the Company received a tax assessment from the Israel Tax Authority for the 2017 tax year relating to the Preferred Technology Enterprise regime. The Company completed its review of the assessment and is preparing a response which we expect to file during the first quarter of 2023 that disputes the assessment. We are unable to predict the ultimate outcome of resolution of the dispute, and it is possible that they could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in future periods.

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, the Company has a gross unrecognized tax benefit liability in Israel and gross offsetting tax benefits in the United States, the United Kingdom, and Austria associated with potential transfer pricing adjustments. It is possible that Israel could examine the Company’s historical transfer pricing methodologies and propose an adjustment that would result in additional tax expense. While tax treaties exist between Israel and the United States, United Kingdom, and Austria that reduce the risk of double taxation, in the event of an examination targeting our transfer pricing methodologies, there is a risk that the negotiation between these respective countries’ taxing authorities does not align with the Company’s expectation, therefore resulting in more net tax expense than what is estimated.

While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in future periods.

Our effective tax rate for 2022 was 23.7% compared with 24.5% for 2021. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. Taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations in response to, among other things, evolving global tax landscapes. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting Project that would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises (“MNEs”), with an annual global turnover exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. Pillar Two requires MNEs with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. Additional guidance is expected to be published in 2023. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. Similarly, the European commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which includes business activities on digital advertising and online marketplaces, and which may apply to our business. We are unable to predict if and how these legislative changes will be enacted into law, and it is possible that they could have a material effect on our corporate tax liability and our global effective tax rate.

Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, R&D expenses are required to be capitalized and amortized for tax purposes, which has delayed the deductibility of these expenses and increased the amount of cash taxes we paid during the year ended December 31, 2022. We will recover these expenses in subsequent years such that the increased cash outlay is temporary. In the future, among other things, Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the capitalization requirement, possibly with retroactive effect, and/or the IRS may issue guidance on the currently enacted tax law which differs from our interpretation. It is possible that the enactment of new legislation and/or issuance of IRS guidance could have a material effect on our financial condition, results of operations and cash flows in future periods.

Certain tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

We believe that our Israeli subsidiaries are eligible for certain tax benefits provided to a Preferred Technology Enterprise under the Israeli Law for the Encouragement of Capital Investments, 1959, or the Investment Law, including, inter alia, a reduced corporate tax rate on Israeli preferred technology taxable income, as defined in the Investment Law and its regulations. In order to remain eligible for the tax benefits under the Preferred Technology Enterprise regime, our Israeli subsidiaries must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If our Israeli subsidiaries were to fail to continue to meet such conditions, then our Israeli subsidiaries would not be eligible for such tax benefits and our Israeli taxable income would be subject to regular Israeli corporate tax rates. Additionally, if our Israeli subsidiaries increase their activities outside of Israel through acquisitions, their expanded activities might not be eligible for inclusion in future Israeli tax benefit programs.

We could be required to collect additional sales taxes or be subject to other tax liabilities on past sales.

One or more U.S. states or countries may seek to impose incremental or new sales taxes, value added taxes or other tax collection obligations on us. While we generally are not responsible for taxes generated on games accessed and operated through third-party platforms, we are responsible for collecting and remitting applicable sales, value added or other similar taxes for revenue generated on games accessed and operated on our own platforms. Historically, we paid taxes on revenue generated from games accessed on our own platforms in U.S. states where we had a sufficient physical presence or “nexus” based on the location of our U.S. offices and servers. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a U.S. state to levy taxes, fees and surcharges for sales made over the internet. Furthermore, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. This is also the case in respect of the European Union, where value added taxes may be imposed on non-European Union companies making digital sales to consumers within the European Union. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, U.S. states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. As a result of the above, we are in the process of working with certain jurisdictions to comply with filing requirements associated with our activities that have given rise to sales, use, value added taxes and any other taxes in additional states or jurisdictions in which we historically have not registered to collect and remit taxes. A successful assertion by one or more taxing jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in jurisdictions in which we currently collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties, and could create significant administrative burdens for us or otherwise harm our business.

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

We have net operating loss carryforwards in certain jurisdictions, including Israel, Finland, and the U.S of $121.7 million, $27.7 million, and $10.8 million, respectively. The net operating losses in Israel and the U.S. are carried forward indefinitely. The net operating losses in Finland expire from 2031 through 2032. We believe it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized and as such, we have provided a valuation allowance on $7.4 million of net operating losses.

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

We are exploring strategic alternatives strategic alternatives, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for stockholders, or that exploration of strategic alternatives will not adversely impact the Company.

On February 24, 2022, we announced that our Board of Directors had initiated a process to evaluate potential strategic alternatives to maximize value for stockholders. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

The exploration of strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; failure to retain, attract or strengthen our relationships with key personnel, vendors or customers; and exposure to potential litigation in connection with this process and effecting any transaction or strategic alternative. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our business, financial condition or results of operations.

There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Further, our Board of Directors may determine to suspend or terminate the exploration of strategic alternatives at any time due to various factors. Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business.

Risks Related to Our International Operations and Ownership

We face added business, political, regulatory, operational, financial and economic risks as a result of our operations and distribution in a variety of countries, any of which could increase our costs and hinder our growth.

A significant portion of our operations are outside of the United States, including our principal executive offices in Israel and large development centers in Ukraine and Belarus, and we generate a significant portion of our revenues from operations outside of the United States. For each of the years ended December 31, 2022 and 2021, we derived approximately 29.5% and 29.7%, respectively, of our revenues from sales to players outside of the United States. Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including:

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

Additionally, while we maintain offices in the United States, most of our senior management and employees are located in our international offices, including our offices in Israel, Belarus, Ukraine and Romania, which subject us to added business, political and economic risks. As of December 31, 2022, we had operations in Australia, Austria, Belarus, Finland, Germany, India, Israel, Poland, Romania, Switzerland, Ukraine, the United Kingdom and the United States. We have in the past and may continue to experience disruption as a result of catastrophic events in the countries in which we operate. For example, we previously maintained a small office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.” For more information on risks related to our operations in Belarus, Ukraine and Romania, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.”

We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

While we maintain offices in the United States, we maintain offices and conduct significant operations in Israel, and most of our senior management is based in Israel. In addition, many of our employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. For example, the current political situation in Israel where the ruling parties are attempting to implement laws that essentially allow the parliament to enact laws that are preemptively immune to judicial review could adversely affect our business and results of operations. In addition, any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business and results of operations. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In addition, recent political uprisings and conflicts in various countries in the Middle East, including Syria, are affecting the political stability of those countries. In addition, the tensions between Israel and Iran and certain extremist groups in the region may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

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

We have significant operations in central and eastern Europe. Since the early 1990s, Russia, Belarus, Ukraine, Romania and other central and eastern European countries have sought to transform from one-party states with a centrally planned economy to democracies with a market economy to various degrees. Despite various reforms, the political systems of many of these countries remain vulnerable and unstable. In addition, the political and economic situation in these countries is negatively affected by the global economic crisis and the economic recession in some parts of the world.

Belarus

The political, civil and security situation in Belarus cannot be accurately predicted. Belarus has experienced mass protests throughout the country following the August 2020 election in response to allegations against the government of corruption and election fraud. Despite threats from Belarusian authorities of charges and arrests against demonstrators, protestors have continued to demonstrate. In August 2020, Internet access was restricted to Belarusian citizens, which many citizens and experts have attributed to the government, despite its claim that the disruption was caused by cybersecurity attacks. Belarus shares borders with both Russia and Ukraine, and in February 2022, in connection with escalating tensions involving Russia and Ukraine, Russian military personnel stationed in Belarus were part of an invasion force by Russian forces into Ukraine. Since then, Belarus has been reported to be involved with and provide support to Russian efforts in Ukraine. In response to the support and facilitation by Belarus for the invasion and ongoing conflict, the United States imposed sanctions against multiple individuals and entities in Belarus. In January 2023, Belarus adopted legislation that allows it to replace management of Belarusian entities with foreign shareholders and seize the property of such entities. Other potential retaliatory measures could be taken by the United States and other countries. While we continue to monitor the situation in Belarus closely, any prolonged or expanded unrest, military activities, or sanctions, should they be implemented, could have a material adverse effect on our operations. We have a significant research and development center in Belarus and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Belarus.

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

While none of our games primarily target children under 18 years of age as their primary audience, the FTC, as well as consumer organizations, may consider that the characteristics of several of our games attract children under 13 years of age. The U.S. Children’s Online Privacy Protection Act, or COPPA, regulates the collection, use and disclosure of personal information from children under 13 years of age. The FTC has taken action against another gaming company relating to children’s’ privacy, and in December 2022, Epic Games, the maker of the popular game Fortnite, agreed to pay a $275 million fine for alleged violations of COPPA as well as take other corrective actions. While none of our games are directed at children under 13 years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. Although we have taken measures to identify which of our games are subject to COPPA due to their child-appealing nature and to comply with COPPA with respect to those games, if COPPA were to apply to us in a manner other than we have assessed or prepared for, our actual or alleged failure to comply with COPPA may increase our costs, subject us to expensive and distracting lawsuits or government investigations, could result in substantial fines or civil damages and could cause us to temporarily or permanently discontinue certain games or certain features and functions in games.

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

We license certain intellectual property rights from third parties, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our Caesars Slots and World Series of Poker games from CIE. Combined revenues derived from these games accounted for 14.1% and 14.2% of our revenues in each of the years ended December, 2022 and 2021, respectively. Even if games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing licenses or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

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

The market price of our common stock was volatile during our first two years of trading, with a low of $7.81 and high of $36.06. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

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

On June 28, 2022, Playtika Holding UK announced on Schedule 13D that Playtika Holding UK had entered into a Stock Purchase Agreement (the “Playtika Holding UK – Joffre SPA”), dated as of June 27, 2022, with Joffre Palace Holdings Limited (“Joffre”), pursuant to which, among other things, Joffre agreed to acquire 106,102,467 shares (the “Purchased Shares”) of the common stock of the Company from Playtika Holding UK, subject to certain terms and conditions. On January 3, 2023, Playtika Holding UK announced on Schedule 13D that on January 1, 2023, Playtika Holding UK notified Joffre that it was terminating the Playtika Holding UK – Joffre SPA. Playtika Holding UK may elect to enter into similar transactions in the future, which could similarly potentially negatively affect the price of our common stock.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We lease facilities in approximately 20 locations throughout the world, including locations in Israel, the United States, Australia, Austria, Belarus, Finland, Germany, India, Poland, Romania, Switzerland, Ukraine, and the United Kingdom. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. In its partial ruling delivered on August 18, 2020, the court dismissed the latter claim, but ordered Wooga to provide to the plaintiff revenue numbers of the game in which plaintiff’s contributions are used. Wooga complied with the court’s order. The plaintiff further pursues additional remuneration claims, including filing a statement with the court on June 13, 2022 in which plaintiff is seeking Euro 8.5 million plus interest. A hearing in court was held on June 21, 2022. The parties filed their latest statements on September 26, 2022 and now await further instructions from the court. As of December 31, 2022, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate. The Company has defended this case vigorously and will continue to do so.

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

On November 23, 2021, the Company and its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint was brought on behalf of an alleged class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleged violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. On September 15, 2022, in accordance with local rules of the Court, the Company and other defendants in the case filed a letter notifying the Court of defendants’ service upon plaintiffs of, among other things, a notice of motion to dismiss plaintiffs’ amended complaint and memorandum of law in support of the defendants’ motion to dismiss plaintiffs’ amended complaint, and on November 30, 2022, the Company filed with the Court the motion to dismiss. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company has defended this case vigorously and will continue to do so.

On May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. In January 2023, PGI filed its response to the plantiff’s motion, and a pre-trial hearing is set for March 19, 2023. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company will defend this case vigorously.

The Company has received a number of demand letters pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s books and records. The Company has responded to those demands, stating its belief that the demand letters fail to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company has engaged in negotiations with certain of the shareholders and has produced materials in relation to the demands.

We received seven demands for arbitration in late 2022 and early 2023 alleging that our games constitute illegal gambling under applicable state law. As the arbitrations are in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company will defend this case vigorously.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol PLTK.

As of February 22, 2023, there were approximately 11 stockholders of record of our common stock.

Dividends

We do not anticipate paying cash dividends on our shares of common stock on a go-forward basis.

Issuer Purchases of Equity Securities

Purchases of its own equity securities by the Company during the quarter ended December 31, 2022, are as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as poart of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2022 (1)	51,813,472	$11.58	51,813,472	—
November 1 through November 30, 2022	—	n/a	—	—
December 1 through December 31, 2022	—	n/a	—	—
Total	51,813,472		51,813,472	—
__________
(1)    On August 29, 2022, the Company announced a tender offer for the purchase of up to 51,813,472 shares of its issued and outstanding common stock, par value $0.01 per share (each, a “Share” and collectively, “Shares”) or such lesser number of Shares as are properly tendered and not properly withdrawn, at a price of $11.58 per Share (the "Tender

Offer"). On October 10, 2022, the Company announced that it accepted for purchase 51,813,472 Shares for an aggregate cost of $600 million, excluding fees and expense related to the Tender Offer.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the NASDAQ Composite Index for the period between January 14, 2021 and December 31, 2022. The graph assumes that $100 was invested in our common stock at the close of market on January 14, 2021 and that any dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6.     RESERVED

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

Overview

We are one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage our users. We have built best-in-class live game operations services and a proprietary technology platform to support our portfolio of games which enable us to drive strong user engagement and monetization. Our games are free-to-play, and we are experts in providing novel, curated in-game content and offers to our users, at optimal points in their game journeys. Our players love our games because they are fun, creative, engaging, and kept fresh through a release of new features that are customized for different player segments.

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

•Offering of new games and release of new content, offers, and features. Our revenue growth has been driven by improving the content, offers, and features in our existing games and the acquisition of new games. In order to enhance the content, offers, and features in our existing games and to develop or acquire new games, we must invest a significant amount of our technological and creative resources, ensuring that we support an effective cadence of novel content creation that drives conversion and continued monetization. These expenditures generally occur months in advance of the release of new content or the launch or acquisition of a new game.

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

Our games are played on various third-party platforms for which the platform providers collect proceeds from our customers and pay us an amount after deducting platform fees. For purchases made through both the third-party and Direct-to-Consumer platforms, we are primarily responsible for fulfilling the virtual items, have the control over the content and functionality of games and have the discretion to establish the virtual items’ prices. Therefore, we are the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within cost of revenue.
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

Interest expense and other, net

Our interest expense includes interest incurred under our December 2019 Credit Agreement and amortization of deferred financing costs, both of which are partially offset by interest income earned on the investment of excess cash and cash equivalents. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million, reducing our overall exposure to variable interest rates.

Interest income consists of interest earned on cash, cash equivalents and short-term bank deposits.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, primarily the United States, the United Kingdom, Israel, Germany, and Austria, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities in each of these jurisdictions for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate can fluctuate based on various factors, including our financial results and the geographic mix to which they relate, the applicability of special tax regimes, changes in our business or operations, examination-related developments and uncertain tax positions, and changes in tax law.

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

	Year ended December 31,
(in millions, except percentages, Average DPUs, and ARPDAU)	2022	2021	2020
Revenues	$2,615.5	$2,583.0	$2,371.5
Total cost and expenses	$2,144.1	$2,020.8	$1,984.3
Operating income	$471.4	$562.2	$387.2
Net income	$275.3	$308.5	$92.1
Credit Adjusted EBITDA	$805.1	$848.7	$858.9

Non-financial performance metrics
Average DAUs	9.4	10.4	11.2
Average DPUs (in thousands)	314	300	285
Average Daily Payer Conversion	3.3%	2.9%	2.6%
ARPDAU	$0.76	$0.68	$0.58
Average MAUs	31.4	34.0	34.2

Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021

	Year ended December 31,
(in millions)	2022	2021
Revenues earned through third-party platforms	$2,008.6	$2,054.0
Revenues earned through Direct-to-Consumer platforms	606.9	529.0
Revenues	$2,615.5	$2,583.0

Cost of revenue	$735.7	$729.0
Research and development expenses	472.3	386.7
Sales and marketing expenses	603.7	581.7
General and administrative expenses	332.4	323.4
Total costs and expenses	$2,144.1	$2,020.8

Revenues

Revenues for the year ended December 31, 2022 increased by $32.5 million when compared to 2021. This year-over-year comparison includes incremental revenues of $34.3 million generated from the Company’s August 2021 acquisition Reworks. Absent this acquisition, revenues in 2022 declined when compared with 2021 as improved monetization and increased revenues from new content and product features across our broader portfolio of games were unable to offset the incremental revenues recognized in 2021 due to the Covid pandemic. The combination of unusually high DAUs in early

2021, combined with the continued focus of the Company’s marketing efforts on player conversion rather than increasing player traffic lead to a decrease in DAUs for 2022 when compared with 2021. The same focus on player conversion, combined with improvements to monetization, new content and new product features drove an increase in DPUs in 2022 compared to 2021. The increase in revenues generated from Direct-to-Consumer platforms as a percentage of total revenues resulted from marketing activities for the games offered through these platforms.

Cost of revenue

Cost of revenue for the year ended December 31, 2022 increased by $6.7 million when compared with the year ended December 31, 2021. The increase in cost of revenue includes approximately $10.0 million in incremental platform fees associated with the August 2021 acquisition of Reworks. Absent this acquisition, cost of revenues for 2022 would have declined when compared to 2021, primarily as a result of the increase in revenues generated through our Direct-to-Consumer platforms, partially offset by increased depreciation and amortization expenses.

Research and development expenses

Research and development expenses for the year ended December 31, 2022 increased by $85.6 million when compared with the year ended December 31, 2021. Research and development expenses were adversely impacted by increased headcount and associated payroll costs in our existing research and development operations, including costs incurred in connection with severance payments incurred during the fourth quarter 2022 in connection with our workforce reduction. In addition, stock-based compensation costs, net of amounts capitalized, included in research and development expenses increased by $15.7 million for the year ended December 31, 2022 when compared with the year ended December 31, 2021.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2022 increased by $22.0 million when compared with the year ended December 31, 2021. The increase in sales and marketing expenses was primarily related to increased amortization expense, increased media buy expenses, increased stock-based compensation costs, and increased headcount and higher associated payroll costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2022 increased by $9.0 million when compared with the year ended December 31, 2021. General and administrative expenses includes stock-based compensation expenses of $69.5 million for the year ended December 31, 2022, compared with $64.4 million for the year ended December 31, 2021. Included in general and administrative expenses for the year ended December 31, 2021, with no comparable amount for the year ended December 31, 2022, are bonus expenses of approximately $35.4 million paid as a result of the successful initial public offering of the Company’s stock in January 2021. Adjusting for these items, general and administrative expenses increased by approximately $39.3 million, primarily due to increased compensation costs associated with the long-term incentive plan and costs associated with exploring strategic alternatives, which were partially offset by reduced expense attributable to adjusting contingent consideration to fair value.

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

Other Factors Affecting Net Income

	Year ended December 31,
(in millions)	2022	2021	2020
Interest expense	$117.5	$149.2	$198.3
Interest income	(14.1)	(0.8)	(0.1)
Foreign currency exchange, net	7.0	5.7	(5.7)
Other	0.2	(0.3)	0.3
Taxes on income	85.5	99.9	102.3

Interest expense

Interest expense in 2022, 2021 and 2020 is primarily related to amounts borrowed under the December 2019 Credit Facilities.

The decrease in interest expense in 2022 when compared with 2021 is driven primarily by lower average interest rates. The increase in interest income in 2022 when compared with 2021 is driven primarily by more active investment of excess cash in income-bearing investments.

On March 11, 2021, the Company amended the Credit Agreement which, among other things, effected a refinancing of the Old Term Loan with a new $1.9 billion senior secured first lien term loan borrowed under the Credit Agreement. Also on March 11, 2021, the Company issued $600.0 million aggregate principal amount of its 4.250% senior notes due 2029 under an indenture, dated March 11, 2021. The combination of these two March 2021 transactions significantly reduced our average interest rates on our outstanding indebtedness, driving the decrease in interest expense in 2021 when compared with 2020.

Interest income

Interest income in 2022, 2021 and 2020 is primarily related to interest earned on cash, cash equivalents and short term bank deposits, of which there were greater amounts in 2022.

Taxes on income

The provision for income tax was $85.5 million for the year ended December 31, 2022 and the effective income tax rate was 23.7%. The difference between the effective income tax rate and the U.S. statutory tax rate is due to recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, and GILTI inclusion. It is also affected by items that are not consistent from year to year. Of these items, the primary differences related to the reversal of a valuation allowance relating to foreign net operating losses and return-to-provision adjustments.

The provision for income tax was $99.9 million for the year ended December 31, 2021 and the effective income tax rate was 24.5%. The difference between the effective income tax rate and the U.S. statutory tax rate was due to recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, and GILTI inclusion. It is also affected by items that are not consistent from year to year. Of these items, the primary difference related to the reversal of deferred tax liabilities due to the change in reinvestment assertion related to undistributed earnings of certain of our non-U.S. subsidiaries during the year.

The provision for income tax was $102.3 million for the year ended December 31, 2020, and the effective income tax rate was 52.6%. The difference between the effective income tax rate and the U.S. statutory tax rate was due to recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions. In addition, the effective tax rate for the year ended December 31, 2020 was affected by significant non-deductible stock-based compensation expense for certain restricted stock units granted during the year ended December 31, 2020.

Net income

Upon aggregating all of the components of our results of operations above, net income for the year ended December 31, 2022 decreased by $33.2 million when compared with 2021. Net income for the year ended December 31, 2021 increased $216.4 million when compared to 2020.

Reconciliation of Credit Adjusted EBITDA to net income

Credit Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Credit Adjusted EBITDA to net income, the closest GAAP financial measure. Our Credit Agreement defines Adjusted EBITDA (which we call “Credit Adjusted EBITDA”) as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) stock-based compensation, (vi) legal settlements, (vii) contingent consideration, (viii) acquisition and related expenses, and (ix) certain other items. We calculate Credit Adjusted EBITDA Margin as Credit Adjusted EBITDA divided by revenues.

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

	Year ended December 31,
(In millions)	2022	2021	2020
Net income	$275.3	$308.5	$92.1
Provision for income taxes	85.5	99.9	102.3
Interest expense and other, net	110.6	153.8	192.8
Depreciation and amortization	162.0	145.5	119.2
EBITDA	633.4	707.7	506.4
Stock-based compensation(1)	123.5	100.4	276.0
Contingent consideration	(14.3)	(6.6)	17.4
Acquisition and related expenses(2)	24.7	43.3	14.0
Legal settlement(3)	—	—	37.6
Other items(4)	37.8	3.9	7.5
Credit Adjusted EBITDA	$805.1	$848.7	$858.9
Net income margin	10.5%	11.9%	3.9%
Credit Adjusted EBITDA margin	30.8%	32.9%	36.2%
__________

(1)    Reflects, for all years, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the year ended December 31, 2022 primarily relate to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company. Amounts for the year ended December 31, 2021 primarily relate to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021. Amounts for the year ended December 31, 2020 include third-party fees for actual or planned acquisitions, including related legal, consulting and other expenditures.
(3)    Reflects a legal settlement expense of $37.6 million for the year ended December 31, 2020.
(4)    Amount for the year ended December 31, 2022 consists of $13.2 million incurred by the Company for severance, $4.1 million incurred by the Company for relocation and support provided to employees due to the war in Ukraine and $16.4 million incurred related to the announced restructuring activities. Amounts for the years ended December 31, 2021 and 2020 include business optimization expenses.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term bank deposits, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents and short-term bank deposits totaled $768.7 million and $1,117.1 million at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and 2021, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit facility or, if necessary, additional term loans or issuances of equity.

Our restricted cash totaled $1.7 million and $2.0 million at December 31, 2022 and December 31, 2021, respectively. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Year ended December 31,
	2022	2021	2020
Net cash flows provided by operating activities	$493.7	$551.7	$517.7
Net cash flows used in investing activities	(74.6)	(609.4)	(98.1)
Net cash flows provided by (used in) financing activities	(652.0)	559.7	(181.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(15.7)	(6.6)	13.3
Net change in cash, cash equivalents and restricted cash	$(248.6)	$495.4	$251.6

Operating activities

Net cash flows provided by operating activities for the year ended December 31, 2022 decreased $58.0 million when compared with the year ended December 31, 2021. Net cash flows provided by operating activities for the year ended December 31, 2021 increased $34.0 million when compared with the year ended December 31, 2020.

Net cash flow provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, with changes in working capital impacted by normal timing differences.

Investing activities

Net cash flows used in investing activities for the year ended December 31, 2022 decreased $534.8 million when compared to the year ended December 31, 2021 mainly due to $394.1 million of consideration paid (net of cash acquired) for the 2021 acquisition of Reworks.

Net cash flows used in investing activities for the year ended December 31, 2021 increased $511.3 million when compared to the year ended December 31, 2020, due to $394.1 million of consideration paid (net of cash acquired) for the 2021 acquisition of Reworks.

Financing activities

Net cash flows used in financing activities for the year ended December 31, 2022 was $652.0 million when compared to net cash flows provided by financing activities of $559.7 million for the year ended December 31, 2021. Financing activity cash flows for the year ended December 31, 2022 primarily related to the Company’s Tender Offer in October 2022. Financing activity cash flows for the year ended December 31, 2021 primarily related to the Company’s initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan (as defined below) in March 2021.

Net cash flows provided by financing activities for the year ended December 31, 2021 increased $741.0 million when compared to the year ended December 31, 2020. Financing activity cash flows for the year ended December 31, 2021 primarily relate to the Company’s initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan in March 2021. Financing activity cash flows for the year ended December 31, 2020 primarily relate to repayments on the Company’s bank borrowings.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 12, Debt, to the accompanying consolidated financial statements.

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

Business combinations

We apply the provisions of ASC 805, Business Combination and allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

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

Impairment of long-lived assets

Our long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment indicators include any significant changes in the manner of the Company’s use of the assets and significant negative industry or economic trends. We recognize impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis.

Upon determination that the carrying value of a long-lived asset may not be recoverable based upon a comparison of aggregate undiscounted projected future cash flows to the carrying amount of the asset, an impairment charge is recorded for the excess of the carrying amount over fair value. There is inherent uncertainty in our forecasts and projections used in any impairment analysis, and different assumptions and estimates could have lead to different impairment test results, and those results could have been materially different.

The preparation of cash flow projections for use in any impairment indicators test or fair value analysis requires management to make critical estimates, judgments and assumptions with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain, since they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. If our estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, we may have to record impairment charges in the future.

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

Stock-based compensation expense

We have a stock-based compensation program which provides for equity awards including time-based stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period for options and RSUs and on an accelerated basis for PSUs. The Company records forfeitures as a reduction of stock-based compensation expense as those forfeitures occur.

We used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with stock options. As we do not have a long history of market prices for our common stock because the stock was not publicly traded prior to January 2021, we used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing our volatility assumptions. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for our peer group of companies for a period equal to the expected life of the options. The weighted-average risk-free interest rates were based on the interest rate for U.S. Treasury bonds. The expected term assumptions were derived using the simplified method, which is based on an average between each vesting date and the expiration date of an option. This method was chosen because there was no historical option exercise experience due to us being privately held. We do not anticipate paying cash dividends on our shares of common stock in the future. The stock options have a contractual term of 10 years. Except as otherwise provided in an agreement between us and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

If factors change and we employ different assumptions, stock-based compensation cost on future awards may differ significantly from what we have recorded in the past. Higher volatility and longer expected terms result in an increase to stock-based compensation determined at the date of grant. Future stock-based compensation cost and unrecognized stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions. If there are any modifications or cancellations of the underlying unvested equity awards, we may be required to accelerate any remaining unearned stock-based compensation cost or incur incremental cost.

We use the associated per-share value at the time of grant to determine the compensation cost to be recognized associated with RSUs and PSUs granted. We periodically review the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant and adjust the stock compensation expense accordingly.

For RSUs, shares are issued on the vesting dates net of the applicable statutory income tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are generally issued than the number of RSUs outstanding, and the income tax withholding is recorded as a reduction to additional paid-in capital.

Our stock-based compensation expense is recorded in the financial statement line items relevant to each of the award recipients. See Note 13, Equity Transactions and Stock Incentive Plan, in the accompanying audited consolidated financial statements for the three years ended December 31, 2022 for additional discussion.

Derivative instruments

We use interest rate swap contracts to reduce our exposure to fluctuating interest rates associated with our variable rate debt, and to effectively increase the portion of debt upon which we pay a fixed interest rate. Our interest rate swap agreements are designated as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), involving the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation of our variable rate debt.

We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively. We performed a regression analysis at inception of the hedging relationship and at period end in which it compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on at least 30 observations that are based on historical swap rates. Based on the regression results, we believe that, at inception and at period end, the hedging instrument is expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, we will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

We use foreign currency derivative contracts to reduce our exposure to fluctuating exchange rates between the United States dollar (as our functional currency) and certain expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). Our derivative contracts are designated as cash flow hedges under ASC 815. We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 14, Derivative Instruments, for additional discussion.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount we would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of our interest rate swap agreements are categorized as Level 2 in the fair value hierarchy as established by ASC 820, Fair Value Measurement (“ASC 820”). The inputs used to measure the fair value of our foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.

Income taxes

Valuation allowances

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

Uncertain tax positions

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, and matters related to the allocation of international taxation rights between countries. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that which is reflected in the Company’s reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce our counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving the underlying floating rate. Upon the update of the index to SOFR, we expect that the fixed rate will change from this current rate. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026.

In January 2023, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution, and each swap requires the Company to pay a fixed interest rate of 3.435% in exchange for receiving one-month LIBOR for six months and one-month Term SOFR afterwards.

We had borrowings outstanding under our Term Loan with book values of $1,831.2 million and $1,843.8 million at December 31, 2022 and December 31, 2021, respectively, which were subject to a weighted average interest rate of 4.440% and 2.850% for the years ended December 31, 2022 and 2021, respectively. There were no borrowings against our Revolving

Credit Facility at December 31, 2022 or December 31, 2021. The Notes bear interest at a fixed rate of 4.250% per annum and accordingly do not vary with prevailing interest rates.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $13.7 million and $24.9 million for the years ended December 31, 2022 and 2021, respectively, prior to consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The Company is unable to estimate the impact on the fair value of the Company’s debt of a hypothetical 100 basis point increase or decrease in weighted average interest rates

Investment risk

We had cash and cash equivalents including restricted cash and cash equivalents totaling $770.4 million and $1,019.0 million as of December 31, 2022 and December 31, 2021, respectively. We also had short-term bank deposits of $100.1 million as of December 31, 2021. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term bank deposits primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, a hypothetical 100 bps increase in interest rates would not have a material impact on their fair value as of December 31, 2022.

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

As of December 31, 2022, we had entered into derivative contracts to purchase certain foreign currencies, including ILS, RON and PLN, at future dates. The approximate amount of hedges was equal to $187.4 million, and all contracts are expected to mature during the upcoming 12 months.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PLAYTIKA HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
PLAYTIKA HOLDING CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Playtika Holding Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Test of Reworks Asset Group

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, identifiable intangible assets that are subject to amortization are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company identified triggering event and performed an impairment assessment with respect to Reworks asset group. The Company's evaluation of Reworks assets for potential impairment is measured at the asset group level by comparing the undiscounted projected future cash flows to the carrying amount of the asset group.

Auditing the Company’s impairment test for identifiable intangible assets that are subject to amortization was complex and highly judgmental due to the significant estimation in management’s assumptions to calculate the undiscounted projected future cash flows of the assets group.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's impairment assessment for Reworks asset group.
To test the Company’s impairment assessment for Reworks asset group, we performed audit procedures that included, among others, testing the significant assumptions, including the completeness and accuracy of the underlying data used by management in its analyses. We compared the significant assumptions used by management to current industry and economic trends and historical financial results. We involved our valuation specialists in evaluating the appropriateness of the undiscounted projected future cash flows of the assets group including evaluation of the terminal growth rate and performed sensitivity analyses related to significant assumptions.
We also evaluated the Company’s disclosures included in Note 1 to the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER
A Member of EY Global
We have served as the Company’s auditor since 2016.
Tel-Aviv, Israel
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
PLAYTIKA HOLDING CORP.

Opinion on Internal Control Over Financial Reporting

We have audited Playtika Holding Corp.'s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Playtika Holding Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER
A Member of EY Global
Tel-Aviv, Israel
February 28, 2023

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$768.7	$1,017.0
Short-term bank deposits	—	100.1
Restricted cash	1.7	2.0
Accounts receivable	141.1	143.7
Prepaid expenses and other current assets	113.4	72.9
Total current assets	1,024.9	1,335.7
Property and equipment, net	125.7	103.3
Operating lease right-of-use assets	104.2	89.4
Intangible assets other than goodwill, net	354.0	417.3
Goodwill	811.2	788.1
Deferred tax assets, net	68.3	38.3
Investment in unconsolidated entities	52.6	17.8
Other non-current assets	156.7	13.4
Total assets	$2,697.6	$2,803.3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.4	$12.2
Accounts payable	50.7	45.7
Operating lease liabilities, current	13.5	17.2
Accrued expenses and other current liabilities	385.2	494.6
Total current liabilities	461.8	569.7
Long-term debt	2,411.2	2,422.9
Contingent consideration	—	28.7
Other long-term liabilities, including employee related benefits	252.1	23.7
Operating lease liabilities, long-term	94.5	82.3
Deferred tax liabilities	46.6	53.7
Total liabilities	3,266.2	3,181.0
Commitments and contingencies (Note 16)
Stockholders' equity (deficit)
Common stock of US $0.01 par value: 1,600.0 shares authorized; 363.6 and 411.1 shares issued and outstanding at December 31, 2022 and 2021, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at December 31, 2022)	(603.5)	—
Additional paid-in capital	1,155.8	1,032.9
Accumulated other comprehensive income	17.6	3.2
Accumulated deficit	(1,142.6)	(1,417.9)
Total stockholders' deficit	(568.6)	(377.7)
Total liabilities and stockholders’ deficit	$2,697.6	$2,803.3

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)

	Year ended December 31,
	2022	2021	2020
Revenues	$2,615.5	$2,583.0	$2,371.5
Costs and expenses
Cost of revenue	735.7	729.0	712.2
Research and development	472.3	386.7	268.9
Sales and marketing	603.7	581.7	502.0
General and administrative	332.4	323.4	501.2
Total costs and expenses	2,144.1	2,020.8	1,984.3
Income from operations	471.4	562.2	387.2
Interest and other, net	110.6	153.8	192.8
Income before income taxes	360.8	408.4	194.4
Provision for income taxes	85.5	99.9	102.3
Net income	275.3	308.5	92.1
Other comprehensive income (loss)
Foreign currency translation	(13.7)	(18.6)	19.6
Change in fair value of derivatives	28.1	5.1	—
Total other comprehensive income (loss)	14.4	(13.5)	19.6
Comprehensive income	$289.7	$295.0	$111.7

Net income per share attributable to common stockholders, basic	$0.69	$0.75	$0.24
Net income per share attributable to common stockholders, diluted	$0.69	$0.75	$0.24
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	401.0	408.9	384.7
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	401.6	411.0	384.7
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Share Capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity (deficit)
Balance as of January 1, 2020	378.0	$3.8	$—	$202.1	$(2.9)	$(1,818.5)	$(1,615.5)
Net income	—	—	—	—	—	92.1	92.1
Stock-based compensation	—	—	—	276.0	—	—	276.0
Issuance of shares upon vesting of RSUs	13.1	0.1	—	(0.1)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(15.7)	—	—	(15.7)
Other comprehensive income	—	—	—	—	19.6	—	19.6
Balance as of December 31, 2020	391.1	3.9	—	462.3	16.7	(1,726.4)	(1,243.5)
Net income	—	—	—	—	—	308.5	308.5
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	—	467.5	—	—	467.7
Stock-based compensation	—	—	—	103.1	—	—	103.1
Issuance of shares upon vesting of RSUs	1.5	*	—	(*)	—	—	—
Other comprehensive loss	—	—	—	—	(13.5)	—	(13.5)
Balance as of December 31, 2021	411.1	4.1	—	1,032.9	3.2	(1,417.9)	(377.7)
Net income	—	—	—	—	—	275.3	275.3
Repurchase of common stock	(51.8)	—	(603.5)	—	—	—	(603.5)
Stock-based compensation	—	—	—	125.5	—	—	125.5
Issuance of shares upon vesting of RSUs	4.3	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(2.6)	—	—	(2.6)
Other comprehensive income	—	—	—	—	14.4	—	14.4
Balance as of December 31, 2022	363.6	$4.1	$(603.5)	$1,155.8	$17.6	$(1,142.6)	$(568.6)

_________

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$275.3	$308.5	$92.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	45.9	42.5	37.6
Amortization of intangible assets	116.1	103.0	81.6
Stock-based compensation	123.5	100.4	276.0
Change in deferred taxes, net	(46.0)	(72.7)	(13.1)
Amortization and write-off of loan discount	7.4	31.5	15.3
Change in contingent consideration	(13.1)	(5.0)	17.4
Capital gain from sale of investment	—	(1.2)	—
Loss (gain) from foreign currency	8.8	(0.2)	(10.0)
Non-cash lease expenses	(6.2)	0.2	5.1
Changes in operating assets and liabilities:
Accounts receivable	1.0	(7.5)	(1.7)
Prepaid expenses and other current and non-current assets	(142.0)	28.8	(21.7)
Accounts payable	5.7	5.9	(20.2)
Accrued expenses and other current and non-current liabilities	117.3	17.5	59.3
Net cash provided by operating activities	493.7	551.7	517.7
Cash flows from investing activities
Purchase of property and equipment	(68.3)	(47.4)	(54.1)
Capitalization of internal use software costs	(30.1)	(33.1)	(33.3)
Purchase of software for internal use	(11.6)	(19.1)	(10.7)
Payments for business combination, net of cash acquired	(29.9)	(394.1)	—
Proceeds from short-term bank deposits	100.1	—	—
Investment in short-term bank deposits	—	(100.0)	—
Investments in unconsolidated entities	(34.8)	(17.8)	—
Other investing activities	—	2.1	—
Net cash used in investing activities	(74.6)	(609.4)	(98.1)
Cash flows from financing activities
Proceeds from bank borrowings, net	—	887.7	—
Repayments on bank borrowings	(19.0)	(965.3)	—
Proceeds from issuance of unsecured notes, net	—	178.9	—
Proceeds from issuance of common stock, net	—	470.4	(2.4)
Payment of debt issuance costs	—	(12.0)	—
Borrowings under revolving credit facility	—	—	250.0
Repayment of term loan and revolving credit facility	—	—	(408.3)
Payment for tender offer	(603.5)	—	—
Payment of tax withholdings on stock-based payments	(2.6)	—	(15.7)
Net cash out flow for business acquisitions and other	(26.9)	—	(4.9)
Net cash provided by (used in) financing activities	(652.0)	559.7	(181.3)
Effect of exchange rate changes on cash and cash equivalents	(15.7)	(6.6)	13.3
Net change in cash, cash equivalents and restricted cash	(248.6)	495.4	251.6
Cash, cash equivalents and restricted cash at the beginning of the period	1,019.0	523.6	272.0
Cash, cash equivalents and restricted cash at the end of the period	$770.4	$1,019.0	$523.6

	Year ended December 31,
	2022	2021	2020
Supplemental cash flow disclosures
Cash paid for income taxes	$160.7	$102.3	$81.1
Cash paid for interest	$107.5	$93.9	$182.4
Cash received for interest	$13.5	$0.5	$1.7
Non-cash financing and investing activities
Right-of-use assets from operating leases	$44.9	$41.0	$30.0
Capitalization of stock-based compensation costs	$2.0	$2.7	$—
Contingent consideration related to business acquisition	$11.4	$33.7	$—
Accrued offering costs	$—	$—	$2.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corp. (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys to drive user engagement and monetization. As of December 31, 2022, the Company had operations in Argentina, Australia, Austria, Belarus, Finland, Germany, India, Israel, Poland, Romania, Switzerland, Ukraine, the United Kingdom and the United States.

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

Out of period correction

In connection with the Company’s review of its uncertain tax positions, the Company noted that it had improperly netted uncertain tax benefits in certain jurisdictions with uncertain tax liabilities in other jurisdictions. The improper netting of unrecognized tax liabilities and unrecognized tax assets resulted in the Company not properly evaluating its unrecognized tax assets, particularly in instances where evaluating on a gross-balance basis would have resulted in an increase to the net unrecognized tax assets. The Company further noted that its uncertain tax benefit calculated for one of its uncertain tax positions in the United States did not properly consider the provisions of the global intangible low-tax income (“GILTI”) rules. The Company has recorded tax benefit of $1.4 million for the year ending December 31, 2022 that, had it been booked properly, would have been recorded in prior periods. In addition, unrecognized tax assets and tax liabilities are presented on a long-term gross balance basis as of December 31, 2022. As the balance sheet as of December 31, 2021 continues to present such balances on a current net-balance basis, such amounts are not comparable. See Note 21, Income Taxes for further disclosures.

Management has determined that these errors were not material to any of its previously issued financial statements, individually or in the aggregate.

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. No change to the carrying amounts were recorded in the years ended December 31, 2022 or 2021.

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

	December 31,
	2022	2021
	%
Apple	43	42
Google	35	34
Facebook	7	8

Accounts receivable are recorded at their transaction amounts and do not bear interest. The Company bases its allowance for doubtful accounts on management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on historical collection experience and current and expected future economic and market conditions.

Cash and cash equivalents and Short-term bank deposits

The Company classifies its debt securities as available-for-sale (“AFS”). AFS debt securities are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sale of investments are included in Interest and other, net on the statements of comprehensive income and are derived using the specific identification method for determining the cost of securities sold. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization together with interest on securities is included in Interest and other, net.

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Cash equivalents include investments in term deposits, commercial papers and money market funds that can be redeemed immediately at the current net asset value.

Investments with maturities of more than three months but less than one year are included in short-term bank deposits. Such short-term bank deposits are stated at cost which approximates fair market value.

Restricted cash

Restricted cash primarily consists of deposits to secure obligations under the Company's operating lease agreements and to secure company-issued credit cards.

Property and equipment, net

The Company states property and equipment at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the lease term of the respective assets, whichever is shorter. The Company examines fully depreciated assets annually and writes off those no longer in use.

The depreciation periods for the Company's property and equipment are as follows:

Useful life
Computers and peripheral equipment	3 to 5 years
Office furniture and equipment	4 to 14 years
Vehicles and aircraft	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or remaining term of lease

Software development costs

The Company reviews internal use software development cost associated with infrastructure and new games or significant updates to existing games to determine if the costs qualify for capitalizing. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal use software is included in intangible assets other than goodwill, net in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point in which the project is substantially complete and is ready for its intended purpose. With respect to new games or updates to existing games, the preliminary project stage remains ongoing until just prior to worldwide launch. The development costs of new games or updates to existing games are expensed as incurred to research and development in the consolidated statements of comprehensive income.

Capitalized internal use software costs were approximately $32.1 million, $35.5 million and $33.3 million during the years ending December 31, 2022, 2021 and 2020, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2022, 2021 and 2020, the amortization of capitalized software costs totaled approximately $25.0 million, $21.8 million and $8.9 million, respectively.

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

Impairment of long-lived assets

The Company’s long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment indicators include any significant changes in the manner of the Company’s use of the assets and significant negative industry or economic trends. The Company recognizes impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis.

Upon determination that the carrying value of a long-lived asset may not be recoverable based upon a comparison of aggregate undiscounted projected future cash flows to the carrying amount of the asset, an impairment charge is recorded for the excess of the carrying amount over fair value.

Leases

The Company is the lessee under non-cancelable office real estate and data center leases. The Company accounts for its leases under ASU No. 2016-02, Leases (Topic 842). Operating lease ROU assets and liabilities are recognized at the commencement date and initially measured based on the present value of lease payments and lease incentives received over the defined lease term. The Company’s lease terms may include options to extend or terminate the lease. The Company assesses these options using a threshold of reasonably certain. For leases the Company is reasonably certain to renew, those option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s real estate lease agreements and data center leases do not contain any material residual value guarantees, restrictions or covenants. The Company’s lease agreements with lease and non-lease components are accounted for separately.

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

Durable virtual items represent items that are accessible to the player over an extended period of time. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated average life of the paying player, which is estimated on a individual game basis and generally ranges from eleven to thirteen months. The Company estimates the average life of the paying player based on historical paying player patterns and playing behaviors within each of the specific games that offer durable virtual items. The Company monitors its operational data and player patterns and re-assesses its estimates on a quarterly basis.

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

Advertising expenses

Costs for marketing and advertising of the Company’s games are primarily expensed as incurred and are included in the sales and marketing expenses in the Company’s consolidated statements of comprehensive income. Such costs primarily consist of player acquisition costs. Advertising expense was $464.6 million, $457.8 million and $408.5 million in the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with stock options. As it does not have a long history of market prices for its common stock because the stock was not publicly traded prior to January 2021, the Company used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumptions. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for the Company’s peer group of companies for a period equal to the expected life of the options. The weighted-average risk-free interest rates were based on the interest rates for U.S. Treasury bonds. The expected term assumptions were derived using the simplified method, which is based on an average between each vesting date and the expiration date of an option. This method was chosen because there was no historical option exercise experience due to the Company being privately held. The Company does not anticipate paying cash dividends on its shares of common stock in the future. The stock options have a contractual term of 10 years. Except as otherwise provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

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

The Company uses the associated per-share value at the time of grant to determine the compensation cost to be recognized associated with RSUs and PSUs granted. The Company reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant quarterly, or more frequently if events or changes in circumstances indicate there may be a change, and adjusts the stock compensation expense accordingly.

For RSUs, shares are issued on the vesting dates net of the applicable statutory income tax withholding to be paid by the Company on behalf of its employees. As a result, fewer shares are generally issued than the number of RSUs outstanding, and the income tax withholding is recorded as a reduction to additional paid-in capital.

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients. See Note 13, Equity Transactions and Stock Incentive Plan, for additional discussion.

Significant factors, assumptions, and methodologies used in estimating fair value of equity prior to the IPO

Prior to its initial public offering of equity in January 2021, the Company, with the assistance of third-party valuation experts, used a combination of the income approach (the discounted cash flow method) and the market approach (a combination of the guideline public company method and the guideline transaction method) to estimate its equity value in connection with its stock-based compensation program discussed in Note 13, Equity Transactions and Stock Incentive Plan. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenue and costs. The guideline transaction method estimates the value of a company by applying valuation multiples paid in actual transactions for comparable public and private companies.

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

The Company classifies interest and penalties on income taxes (which includes uncertain tax positions) as taxes on income. See Note 21, Income Taxes, for additional discussion.

Employee related benefits

Appreciation and retention plan

In September 2016, the Company adopted the Playtika Holding Corp. Retention Plan (the “2017-2020 Plan”). According to the 2017-2020 Plan, appreciation unit awards were granted to selected eligible employees. These units provided the right to receive cash payments for each of the years 2017 through 2020 as a percentage (between 1.5% - 2%) of the Company's estimated appreciation in value in excess of $4.4 billion. The value of each appreciation unit was calculated based on the Company's Retention Plan Adjusted EBITDA (as agreed in the 2017-2020 Plan) multiplied by an agreed multiplier.

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

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention Plan, eligible employees may be granted retention units that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Retention Plan Adjusted EBITDA for each of the plan years as described further in Note 19, Appreciation and Retention Plans.

The value of each unit of the 2021-2024 Retention Plan is being amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned.

Severance pay

The liability for the Company’s employees in Israel in respect of severance pay is calculated in accordance with Section 14 of the Severance Pay Law 5723-1963 ("Section 14"). Section 14 states that Company's contributions for severance pay shall be in lieu of severance compensation. Upon deposit of the related obligation for the employee under Section 14, no additional obligations shall be conducted between the parties regarding the matter of severance pay and no additional payments are required to be made by the Company to the employee.

Expense resulting from contributions in accordance with Section 14 for the years ended December 31, 2022, 2021 and 2020 was $8.5 million, $7.1 million and $5.7 million, respectively.

Exit or disposal activities
The Company accounts for exit or disposal cost obligations, including restructuring activities, under ASC 420-10, Exit or Disposal Cost Obligations, which requires that companies only record liabilities for such activities when such liabilities have been incurred. During the second quarter of 2022, the Company announced the closure of its Montreal, Los Angeles, Helsinki and London studios, along with limited other cost reduction activities. Severance payments associated with these closures are being recorded as liabilities and recognized as expense over the period such payments are earned.

During the fourth quarter of 2022, the Company reduced its workforce by approximately ten percent. Severance liabilities associated with this reduction in force were recorded as the reduction in force was completed.

Total severance expense for the year ended December 31, 2022, for both the site closures and the reduction in force totaled approximately $16.4 million, included within operating expenses on the consolidated statements of comprehensive income, of which $10.1 million is accrued in accrued expenses and other current liabilities at December 31, 2022.

The Company concluded that certain announced activities, including the above, were triggering events for potential impairment under ASC 360, Property, Plant, and Equipment, and therefore assessed the associated asset groups for impairment. Based upon this assessment, the Company determined that no impairment was required. The recoverable amount for the Seriously Holding Corp. assets was significantly above the carrying value of the associated assets, while the recoverable amount for the Reworks Oy (“Reworks”) assets exceed the book value by a relatively small margin. Thus, to the extent the financial results at Reworks deteriorate further in the near future, discount rates increase significantly, or the Company does not meet its projected performance, the Company could have impairments to record in the next twelve months, and such impairments could be material.

Derivative instruments

The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the portion of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the USD benchmark rate associated with its variable rate debt.

The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively. The Company performed a regression analysis at inception of the hedging relationship and at period end in which it compared the change in the fair value of the swap transactions and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on at least 30 observations that are based on historical swap rates. Based on the regression results, the Company believes that, at inception and at period end, the hedging instrument is expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, the Company will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 14, Derivative Instruments, for additional discussion.

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

Net income per share attributable to common stockholders

For all periods presented herein, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Performance Stock Units (“PSUs”) are considered potentially dilutive as of the first day of the reporting period in which the underlying performance metric is achieved. The performance metrics for the PSUs related to 2022 performance metrics were considered fulfilled as of December 31, 2022. In the event of a loss, diluted shares are not considered because of their anti-dilutive effect. The Company uses the treasury stock method on a grant-by-grant basis as the method for determining the dilutive effect of options, RSUs and PSUs. Under this method, it is assumed that the hypothetical proceeds received upon settlement are used to repurchase common shares at the average market price during the period.

Recently issued accounting standards not yet adopted by the Company

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805). ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and that at the acquisition date, the acquirer accounts for related revenue contracts in accordance with ASC 606 as if it had originated the contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 484 (“ASU 2022-06”). The amendments of ASU No. 2020-06 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company will continue to monitor the effects of rate reform, if any, on its contracts. The Company does not anticipate the amendments in 2022-06 to be material to its consolidated financial statements upon adoption.

NOTE 2.    BUSINESS COMBINATIONS

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

Transaction costs incurred by the Company in connection with the Reworks acquisition, were approximately $1.0 million for the year ended December 31, 2021, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the August 31, 2021 acquisition date have not been presented because the incremental results from Reworks are not material to the consolidated statements of comprehensive income presented herein.

For the year ended December 31, 2021, the Company recorded other income of $5.0 million with respect to the adjustment of the contingent consideration to estimated fair value. The net amount is comprised of a favorable fair value adjustment of $6.5 million, partially offset by $1.5 million of interest expense included within general and administrative expenses and interest expense, respectively, in the accompanying consolidated statement of comprehensive income. As of December 31, 2021, approximately $11 million had been recorded as compensation expense and was classified as an employee-related current liability on the Company’s consolidated balance sheet. As of December 31, 2021, the fair value of the earnout obligation payable to third-party sellers was $28.7 million and was recorded as contingent consideration on the Company’s consolidated balance sheet.

In the first half of 2022, the Company recognized $25 million of income and $30 of expense in connection with adjusting the Earnout Payment to estimated fair value. On August 1, 2022, the Company entered into an Omnibus Agreement to acquire the title to the remaining shares and options of Reworks in exchange for a $45 million cash payment to the sellers in lieu of the Earnout Payment. The cash payment was made in the third quarter of 2022. As of December 31, 2022, the Company has no remaining liability reflected in the financial statements herein.

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

Transaction costs incurred by the Company in connection with the JustPlay acquisition, were approximately $0.5 million for the year ended December 31, 2022, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the March 23, 2022 acquisition date have not been presented because the incremental results from JustPlay are not material to the consolidated statements of comprehensive income presented herein.

Subsequent to the acquisition, the Company reduced the amount of contingent consideration expected to be paid. As of December 31, 2022, the Company has no remaining liability reflected in the financial statements herein.

Other development transactions

In February 2020, the Company acquired an assembled workforce to expand the Company’s game portfolio and in-house expertise for approximately $12.1 million. This acquisition was recorded as expense during the quarter ended March 31, 2020. During 2021 and 2022, the Company has made a small number of minority investments in early-stage high-growth potential game developers, all of which are accounted for as investments in unconsolidated affiliates.

NOTE 3.    CASH EQUIVALENTS AND SHORT-TERM BANK DEPOSITS

Cash equivalents and bank deposits at December 31, 2022 and 2021 are as follow (in millions):

	December 31, 2022
	Amortized cost	Allowance for credit losses	Unrealized gains	Unrealized losses
Cash equivalents
Money market funds	$294.8	$—	$—	$—
Term deposits	243.3	—	—	—
Commercial papers	79.9	—	—	—
Total cash equivalents	$618.0	$—	$—	$—

	December 31, 2021
	Amortized cost	Allowance for credit losses	Unrealized gains	Unrealized losses
Cash equivalents
Money market funds	$310.2	$—	$—	$—

Short-term bank deposits	$100.1	$—	$—	$—

NOTE 4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2022 and 2021 are as follows (in millions):

	December 31,
	2022	2021
Government authorities	$57.0	$39.6
Prepaid expenses	16.0	11.3
Deferred charges	10.8	9.4
Other	29.6	12.6
Total prepaid expenses and other current assets	$113.4	$72.9

NOTE 5.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2022 and 2021 are as follow (in millions):

	December 31,
	2022	2021
Computers and peripheral equipment	$205.7	$182.1
Office furniture and equipment	17.1	14.0
Vehicles and aircraft	8.1	6.4
Leasehold improvements	53.0	42.4
Total property and equipment, gross	283.9	244.9
Accumulated depreciation	(158.2)	(141.6)
Total property and equipment, net	$125.7	$103.3

Depreciation expense was $45.9 million, $42.5 million and $37.6 million in the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 6.     GOODWILL

Changes in goodwill for the years ended December 31, 2022 and 2021 were as follows (in millions):

	Year ended December 31,
	2022	2021
Balance at beginning of period	$788.1	$484.8
Goodwill acquired during the year	29.7	312.6
Foreign currency translation adjustments	(6.6)	(9.3)
Balance at end of period	$811.2	$788.1

As of October 1 of each of the years presented, the Company performed a qualitative assessment for its reporting unit and concluded that the qualitative assessment did not result in a more likely than not indication of impairment, and therefore no further impairment testing was required. Accordingly, during the years ended December 31, 2022, 2021 and 2020, no impairment charge was recognized.

NOTE 7.    INTANGIBLE ASSETS OTHER THAN GOODWILL

The carrying amounts and accumulated amortization expenses of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at December 31, 2022 and 2021 were as follows (in millions):

	December 31, 2022
	Weighted average remaining useful life (in years)	Balance	December 31, 2021
Historical cost basis:
Developed games and acquired technology	4.3	$599.2	$591.0
Trademarks and user base	—	31.0	31.2
Internal use software	2.5	126.2	97.0
		756.4	719.2
Accumulated amortization
Developed games and acquired technology		(315.4)	(247.9)
Trademarks and user base		(31.0)	(23.0)
Internal use software		(56.0)	(31.0)
		(402.4)	(301.9)
Intangible assets other than goodwill, net		$354.0	$417.3

Acquisition-related intangible assets included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are realized. The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense in the amounts of $116.1 million, $103.0 million and $81.6 million, respectively.

There was no impairment of intangible assets in the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, the total expected future amortization related to intangible assets was as follows (in millions):

2023	$98.7
2024	85.5
2025	76.9
2026	67.3
Thereafter	25.6
Total	$354.0

NOTE 8.    OTHER NON-CURRENT ASSETS

Other non-current assets at December 31, 2022 and 2021 are as follows (in millions):

	December 31,
	2022	2021
Long-term tax assets	$123.5	$—
Unrecognized gain on interest rate swaps	29.3	7.9
Deposits	3.2	5.5
Prepaid expenses	0.7	—
Total other non-current assets	$156.7	$13.4

NOTE 9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2022 and 2021 are as follows (in millions):

	December 31,
	2022	2021
Employees and related expenses	$170.3	$167.8
Accrued expenses	110.1	95.6
Media buy	41.3	37.1
Deferred revenues	38.6	31.6
Tax accruals	24.9	162.5
Total accrued expenses and other current liabilities	$385.2	$494.6

NOTE 10.    OTHER LONG-TERM LIABILITIES, INCLUDING EMPLOYEE RELATED BENEFITS

Other long-term liabilities, including employee related benefits at December 31, 2022 and 2021 are as follows (in millions):

	December 31,
	2022	2021
Long-term tax reserves	$248.6	$—
Employee related benefits	—	21.3
Other	3.5	2.4
Total other long-term liabilities, including employee related benefits	$252.1	$23.7

NOTE 11.    LEASES

The Company's leases include office real estate and data center leases for its facilities worldwide, which are all classified as operating leases, and which expire on various dates, the latest of which is December 2035. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index ("CPI"). The Company’s ROU assets and lease liabilities were calculated using the initial CPI and will not be subsequently adjusted. Certain leases include renewal options that are reasonably certain to be exercised.

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	7.8	6.1
Weighted average discount rates	4.1%	3.4%

Total operating lease expense was $25.5 million, $21.8 million and $16.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $24.5 million, $21.5 million and $15.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Maturities of lease liabilities are as follows (in millions):

2023	$17.3
2024	20.5
2025	18.2
2026	14.7
2027	12.3
Thereafter	44.4
Total undiscounted cash flows	127.4
Less: imputed interest	(19.4)
Present value of lease liabilities	$108.0

NOTE 12.     DEBT

	December 31, 2022				December 31, 2021
(in millions, except interest rates)	Maturity	Interest rate(s)	Book value	Face value	Book value
Term Loan	2028	7.130%	$1,831.2	$1,866.8	$1,843.8
Senior Notes	2029	4.250%	592.4	600.0	591.3
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,423.6	2,466.8	2,435.1
Less: Current portion of long-term debt			(12.4)	(19.0)	(12.2)
Long-term debt			$2,411.2	$2,447.8	$2,422.9

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $43.2 million and $50.7 million at December 31, 2022 and 2021, respectively.

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

Beginning in July 2023, LIBOR will be replaced by SOFR and interest will be calculated based upon term SOFR plus an applicable margin.

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

The Credit Agreement permits voluntary prepayments and requires mandatory prepayments in certain events including among others, 50% (subject to step-downs to 25% and 0% based upon the Company’s net total secured leverage ratio) of the Company’s excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary asset sale transactions (subject to reinvestment rights), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement). The Company is not required to make an excess cash flow payment based upon its secured leverage ratio for 2022.

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

The Credit Agreement requires that the Company and the guarantors (a) generate at least 80.0% of the EBITDA of the Company and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all “Material Intellectual Property” (defined as any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of the EBITDA of the Company and its restricted subsidiaries for the then most recently ended four fiscal quarters) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If the Company and the guarantors do not satisfy such requirement, then the Company must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. During the year ended December 31, 2021, the Company voluntarily designated certain subsidiaries in Germany, Austria and Finland as additional guarantors. As of December 31, 2022, the Company was in compliance with these requirements.

Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.00, calculated as total first lien senior secured net debt divided by Credit Adjusted EBITDA. At December 31, 2022, the Company’s first-priority net senior secured leverage ratio was 1.36 to 1.00 based upon Credit Adjusted EBITDA of $805.1 million and net debt (as defined in the Credit Agreement) of $1,098.3 million.

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

The Company was in compliance with its financial and other covenants under the Credit Agreement as of December 31, 2022.

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

Scheduled principal payments of long-term debt

The scheduled principal payments due on long-term debt are as follows (in millions):

2023	$19.0
2024	19.0
2025	19.0
2026	19.0
2027 and thereafter	2,390.8
Total	$2,466.8

NOTE 13.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

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

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 56,232,228 shares as of December 31, 2022. As of December 31, 2022, a total of 15,874,201 shares of the Company’s common stock remained available for grants of awards under the Plan.

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

On January 5, 2021, the Company’s Board of Directors approved an amended and restated certificate of incorporation of the Company effecting a 400-for-1 stock split of the Company’s issued and outstanding shares of common stock and an increase to the authorized shares of our common stock and preferred stock to 1,600 million shares and 100 million shares, respectively. The split and the increase in authorized shares of the Company’s common stock was effected on January 6, 2021 and without any change in the par values per share.

All information herein related to the Company’s common stock and stock awards has been retroactively adjusted to give effect to both the May 26, 2020 stock split and the January 5, 2021 stock split.

In January 2021, promptly following the pricing of the Company’s IPO, the number of shares available for issuance under the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”) increased by 14,335,499 shares of common stock, which represented 3.5% of the total number of shares outstanding immediately after the consummation of the IPO. The number of shares available for grant will increase on January 1st of each year through January 2030 by an amount equal to the lesser of (i) 3.5% of the total shares of the Company’s outstanding common stock or (ii) such number of shares determined by the Board of Directors. On January 1, 2022, the number of shares of issuance under the Plan increased by 14.0 million. On January 1, 2023, there was no increase to the number of shares available for issuance under the Plan.

In connection with its January 15, 2021 IPO, the Company granted 7,985,297 stock options and 4,299,077 RSUs to certain of its employees. The stock options and RSUs generally vest 25% on the first anniversary of the grant date, and the remaining 75% of the options and RSUs vest in equal quarterly installments during the three years following the first anniversary of the grant date.

Option Repricing

On February 7, 2022, the Compensation Committee of the Board of Directors of the Company approved an amendment to 5,303,242 options granted in 2021 that were scheduled to vest after the first anniversary of the grant date (the “Adjusted Portion”). The Adjusted Portion was amended to reduce the per share exercise prices of such Adjusted Portion to $18.71. The Company accounted for the repricing as a modification and is recording incremental compensation expense of approximately $8.8 million from the time of the repricing through the remaining vesting period. There were no awards to any named executive officers or other Section 16 executives included in this repricing.

Tender Offer

On August 29, 2022, the Company announced a tender offer for the purchase of up to 51,813,472 shares of its issued and outstanding common stock, par value $0.01 per share (each, a “Share” and collectively, “Shares”) or such lesser number of

Shares as are properly tendered and not properly withdrawn, at a price of $11.58 per Share (the "Tender Offer"). On October 10, 2022, the Company announced that it accepted for purchase 51,813,472 Shares for an aggregate cost of $600 million, excluding fees and expense related to the Tender Offer. The number of shares that the Company has accepted for purchase in the Tender Offer represented approximately 12.6% of the total number of shares that were outstanding as of September 30, 2022. The Company’s shares outstanding and treasury stock are presented, and both basic and diluted earnings per share have been calculated, as if the entire 51,813,472 shares accepted in the Tender Offer were purchased on the closing date of the Tender Offer. The actual settlement by the Administrative agent for Shares may be delayed due to administrative requirements, whereby the Shares are repurchased as those requirements are fulfilled.

Option Exchange

On November 14, 2022, the Company commenced a voluntary, one-time stock option exchange program (the “Option Exchange”) pursuant to which eligible service providers (including eligible employees) were able to exchange outstanding stock options for a lesser amount of new RSUs to be issued under the Plan. No members of the Board held outstanding stock options and therefore did not participate in the Option Exchange. Service providers who elected to participate in the Option Exchange received one RSU for every 2.5 shares of Playtika common stock underlying the eligible options surrendered. This “exchange ratio” (2.5-for-1) was applied on a grant-by-grant basis.

On December 15, 2022, 10,886,748 options were exchanged for 4,353,438 RSUs. The Company accounted for the Option Exchange as a modification and is recording incremental compensation expense of approximately $10.1 million from the time of the Option Exchange through the remaining vesting period.

Stock options

The following table summarizes the Company’s stock option activity:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2022	15.8	8.8	$22.70
Granted	2.8		$14.93
Exercised	—
Cancelled (1)	(14.7)		$19.28
Expired	(0.5)		$—
Outstanding at December 31, 2022	3.4	8.2	$19.08	$—
Exercisable at December 31, 2022	1.6	7.8	$21.74	$—
__________
(1)    The number of stock options cancelled includes those exchanged in the Option Exchange.

There were no stock options exercised during the years ended December 31, 2022, 2021 or 2020. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $6.43 per share and $10.16 per share, respectively.

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

The table below summarizes the assumptions used for the options granted in each respective period, as well as for options repriced during the first quarter of 2022:

	Year ended December 31,
	2022	2021
Risk-free interest rate	0.67% - 3.88%	0.67% - 0.98%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	40.96% - 52.82%	38.19% - 38.56%

The options granted during 2020 vest over four years, with 25% vesting on each of the four anniversaries of the grant date. For options granted during 2021 and 2022, 25% of the options generally vest on the first anniversary of the grant date, and the remaining 75% of the options vest in equal quarterly installments during the three years following the first anniversary of the grant date. The stock options have a contractual term of ten years. Except as provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

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

For RSUs granted during 2021 and 2022, 25% of the RSUs generally vest on the first anniversary of the grant date, and the remaining 75% of the RSUs vest in equal quarterly installments during the three years following the first anniversary of the grant date. RSUs granted in 2022 as a result of the Option Exchange generally vest in equal quarterly installments over three years. Except as provided in an award agreement between the Company and the employee, if an employee is terminated

(voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s common stock upon vesting.

The following table summarizes the Company’s RSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2020	—	$—
Granted	19.8	$19.41
Vested	(13.9)	$18.71	$260.1
Cancelled	—	$—
Outstanding at December 31, 2020	5.9	$21.04
Granted	7.5	$28.23
Vested	(1.5)	$21.17	$26.6
Cancelled	(0.5)	$30.62
Outstanding at December 31, 2021	11.4	$25.29
Granted(1)	11.0	$15.43
Vested	(4.5)	$24.92	$55.1
Cancelled	(3.0)	$22.30
Outstanding at December 31, 2022	14.9	$18.69
__________
(1)    The number of RSUs granted includes those resulting from the Option Exchange.

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

The following table summarizes the Company’s PSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2022	—	$—
Granted	3.5	$9.72
Vested	—	$—	$—
Cancelled	(0.3)	$9.72
Outstanding at December 31, 2022	3.2	$9.72
__________
(1)    The number of shares for the PSUs listed as granted represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

On November 10, 2022, the Compensation Committee of the Board of Directors of the Company approved an amendment to the performance stock unit agreement resulting in a modification of the PSU awards and stock-based compensation expense.

As of December 31, 2022, the Company believed it probable that the 2022 and 2023 performance targets, as outlined in the amended award agreements, would achieve 50% revenue growth achievement, as defined. Therefore, fifty percent of the potential expense associated with these tranches was recognized or will be recognized over the remaining performance period of the respective tranche.

On February 9, 2023, the Board of Directors of the Company ratified the Company’s annual revenue growth rate during 2022 and approved the vesting of 50.9% of the PSU awards eligible to vest for the 2022 performance period.

Stock-based compensation

The following table summarizes stock-based compensation costs by award type (in millions):

	Year ended December 31,
	2022	2021	2020
Stock options	$24.2	$35.2	$8.9
RSUs	96.1	67.9	267.1
PSUs	5.2	—	—
Total stock-based compensation costs	$125.5	$103.1	$276.0

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statements of comprehensive income (in millions):

	Year ended December 31,
	2022	2021	2020
Research and development expenses	$43.4	$27.7	$0.5
Sales and marketing expenses	10.6	8.3	0.4
General and administrative expenses	69.5	64.4	275.1
Total stock-based compensation costs, net of amounts capitalized	$123.5	$100.4	$276.0

During the years ended December 31, 2022 and 2021, the Company capitalized $2.0 million and $2.7 million of stock-based compensation cost, respectively. There was no stock-based compensation cost capitalized in the 2020.

As of December 31, 2022, the Company’s unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $14.1 million, $250.4 million and $18.1 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 2.4 years, 2.5 years and 2.2 years, respectively.

NOTE 14.     DERIVATIVE INSTRUMENTS

Interest rate swap agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. Upon the update of the index to SOFR, we expect that the fixed rate will change from this current rate.The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. The aggregate fair value of the Company’s interest rate swap agreements was an asset of $48.8 million as of December 31, 2022 and was recorded between prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows. The aggregate fair value of the

Company’s interest rate swap agreements was an asset of $5.5 million as of December 31, 2021 and was recorded between accrued expenses and other current liabilities and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

In January 2023, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution, and each swap requires the Company to pay a fixed interest rate of 3.435% in exchange for receiving one-month LIBOR for six months and one-month Term SOFR afterwards.

Foreign currency hedge agreements

At December 31, 2022, the Company had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $187.4 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $5.3 million as of December 31, 2022 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The aggregate fair value of the Company’s derivative contracts was an asset of $1.3 million as of December 31, 2021 and was recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. In the second quarter of 2022, in conjunction with the announced closing of its Canadian operations, the Company terminated its derivative contract to purchase Canadian dollars resulting in an immaterial gain.

NOTE 15.    FAIR VALUE MEASUREMENTS

Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs. See Note 1, Organization and Summary of Significant Accounting Policies, for more information on the assessment for impairment of goodwill and of intangible assets other than goodwill, respectively.

The following table summarizes the fair value measurement of the Company’s long-term debt at December 31, 2022 (in millions):

	December 31, 2022
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,866.8	$1,794.5	Level 2
Senior Notes	600.0	468.0	Level 2
Total debt	$2,466.8	$2,262.5

	December 31, 2021
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,885.8	$1,876.4	Level 2
Senior Notes	600.0	585.0	Level 2
Total debt	$2,485.8	$2,461.4

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheet (in millions):

		Fair Value at
	Pricing Category	December 31, 2022	December 31, 2021
Cash equivalents
Money market funds	Level 1	$294.8	$310.2
Term deposits	Level 1	243.3	—
Commercial papers	Level 2	79.9	—

Short-term bank deposits	Level 1	$—	$100.1

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$19.5	$—
Derivative instruments - foreign currency derivative contracts	Level 2	2.2	1.3

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$29.3	$7.9

Accrued expenses and other current liabilities:
Derivative instruments - foreign currency derivative contracts	Level 2	$7.5	$—
Derivative instruments - interest rate swaps	Level 2	—	2.4

The carrying values of the Company’s cash equivalents and short-term bank deposits approximate fair value because of the short duration of these financial instruments.

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

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of December 31, 2020	$—
Recorded in connection with acquisition transactions	33.7
Fair value adjustments based upon post-acquisition performance	(5.0)
Balance as of December 31, 2021	28.7
Recorded in connection with acquisition transaction	11.4
Adjustment based on subsequent settlement agreement(1)	(28.7)
Fair value adjustments based upon post-acquisition performance	(11.4)
Balance as of December 31, 2022	$—

_______

(1)    See Note 2, Business Combinations, for additional discussion.

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

The Company had no financial assets or liabilities measured at fair value as of December 31, 2022 and 2020.

The Company has not elected the fair value measurement option available under U.S. GAAP for any of its assets or liabilities that meet the option for this criteria.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. As of December 31, 2022, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate. The Company has defended this case vigorously and will continue to do so.

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

On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. On September 15, 2022, in accordance with local rules of the Court, the Company and other defendants in the case filed a letter notifying the Court of defendants’ service upon plaintiffs of, among other things, a notice of motion to dismiss plaintiffs’ amended complaint and memorandum of law in support of the defendants’ motion to dismiss plaintiffs’ amended complaint, and on November 30, 2022, the Company filed with the Court the motion to dismiss. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company has defended this case vigorously and will continue to do so.

On May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. In January 2023, PGI filed its response to the plantiff’s motion, and a pre-trial hearing is set for March 19, 2023. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company will defend this case vigorously.

The Company has received a number of demand letters pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s books and records. The Company has responded to those demands, stating its belief that the demand letters fail to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company has engaged in negotiations with certain of the shareholders and has produced materials in relation to the demands.

The Company received seven demands for arbitration in late 2022 and early 2023 alleging that its games constitute illegal gambling under applicable state law. As the arbitrations are in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company will defend this case vigorously.

NOTE 17.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company's players and type of platform (in millions):

	Year ended December 31,
	2022	2021	2020
Geographic location
USA	$1,843.0	$1,816.7	$1,669.0
EMEA	390.1	383.8	338.8
APAC	201.5	206.9	200.7
Other	180.9	175.6	163.0
Total	$2,615.5	$2,583.0	$2,371.5
Platform type
Mobile	$2,096.8	$2,069.1	$1,907.6
Web	518.7	513.9	463.9
Total	$2,615.5	$2,583.0	$2,371.5

Revenues through third-party platforms and through the Company’s own Direct-to-Consumer platforms were as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Revenues
Third-party platforms	$2,008.6	$2,054.0	$2,048.5
Direct-to-Consumer platforms	606.9	529.0	323.0
Total	$2,615.5	$2,583.0	$2,371.5

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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	December 31,
	2022	2021
Accounts receivable	$141.1	$143.7
Contract assets (1)	10.8	9.4
Contract liabilities (2)	38.6	31.6
_______

(1)    Contract assets are included within prepaid expenses and other current assets as “deferred charges” in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the year ended December 31, 2022, the Company recognized all of its contract liabilities balance as of December 31, 2021.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 18.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	December 31,
	2022	2021
Israel	$100.9	$73.9
USA	62.0	51.4
Ukraine	26.1	32.5
Other	40.9	34.9
Total long-lived assets, net	$229.9	$192.7

NOTE 19.    APPRECIATION AND RETENTION PLANS

In August 2019, the Board approved the 2021-2024 Retention Plan. Under the 2021-2024 Retention Plan, eligible employees may be granted retention awards that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Retention Plan Adjusted EBITDA in each of the plan years, determined as follows:

For 2021, (A) 14% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

For 2022, (A) 14.5% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

For each of 2023 and 2024, (A) 15.0% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

Initial awards were granted under the 2021-2024 Retention Plan in August 2019, with subsequent awards to employees or consultants hired or retained after such date granted at the discretion of the administrator. Complete disclosure surrounding this plan and executive compensation can be found in the Company’s proxy statement.

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

Retention Plan Adjusted EBITDA represents Credit Adjusted EBITDA further adjusted to reflect certain elements of cash-based compensation including retention unit awards and appreciation unit awards under the 2021-2024 Plan and retention awards to key individuals with acquired companies.

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under the 2021-2024 Plan of $106.2 million and $112.7 million during the years ended December 31, 2022 and 2021, respectively, and under the 2017-2020 Plan of $67.6 million during the year ended December 31, 2020.
The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $7.7 million, $21.3 million and $15.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 20.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net for the years ended December 31, 2022, 2021 and 2020, are as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Interest expense	$117.5	$149.2	$198.3
Interest income	(14.1)	(0.8)	(0.1)
Foreign currency translation differences, net	7.0	5.7	(5.7)
Other	0.2	(0.3)	0.3
Total interest expense and other, net	$110.6	$153.8	$192.8

NOTE 21.    INCOME TAXES

Deferred tax assets and liabilities

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carry-forwards	$29.3	$15.1
Accrued employee costs	8.3	6.6
Research and development expenses	41.8	30.4
Operating lease liabilities	21.4	16.9
Stock-based compensation	12.4	7.4
Interest expense	4.8	19.9
Foreign tax credit carryforward	37.2	37.2
Other	11.7	9.3
Deferred tax assets	166.9	142.8
Valuation allowances	(39.4)	(53.8)
Net deferred tax assets	127.5	89.0
Deferred tax liabilities
Intangible assets	(54.6)	(67.2)
Debt issuance costs	(6.1)	(7.1)
Property and equipment	(9.0)	(10.3)
Derivative instruments	(11.3)	(1.3)
Operating lease right-of-use assets	(20.6)	(15.3)
Other	(4.2)	(3.2)
Deferred tax liabilities	(105.8)	(104.4)
Net deferred tax assets (liabilities)	$21.7	$(15.4)

Deferred taxes are reported in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets, net	$68.3	$38.3
Deferred tax liabilities, net	(46.6)	(53.7)
Net deferred tax (liabilities) assets	$21.7	$(15.4)

Based on available evidence, management believes it is not more-likely-than-not that $39.4 million U.S. and Israel deferred tax assets will be fully realizable. Accordingly, in those jurisdictions, the Company has recorded a valuation allowance against these assets. The Company regularly reviews the deferred tax assets for recoverability based on all of the available positive and negative evidence, with a focus on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.

Prior to the second quarter of 2019, the Company considered the earnings in all its non-U.S. subsidiaries to be indefinitely reinvested and accordingly, recorded no deferred income taxes associated with such earnings. During the second quarter of 2019, the Company reevaluated its historic assertion and no longer considered the earnings of certain of its non-U.S. subsidiaries to be indefinitely reinvested since the cash generated from some of the foreign subsidiaries will be used to service debt in the United States. As a result of the change in assertion, the impact of a repatriation of the undistributed earnings resulted in recording a deferred tax liability consisting of potential withholding and distribution taxes of $41.7 million as of December 31, 2019. For the year ended December 31, 2020, the Company accrued an additional $4.5 million of deferred tax liability. Such deferred taxes were recognized as tax expense. As a result of the amendment to the Credit Agreement in 2021, primarily a reduction in the interest rate, in addition to other considerations, the Company had reevaluated its assertion and considered the earnings of all its non-U.S. subsidiaries to be indefinitely reinvested. For the year ended December 31, 2021, the Company reversed the previously accrued deferred tax liability and recognized $46.2 million of tax benefit. As of December 31, 2022, the Company continues to assert that the undistributed earnings of its non-U.S. subsidiaries will be indefinitely reinvested. The determination of the amount of any deferred income or withholding tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.

Net operating loss carry-forwards

The Company has net operating loss carryforwards in certain jurisdictions, including Israel, Finland, and the U.S. of $121.7 million, $27.7 million, and $10.8 million, respectively. The net operating losses in Israel and the U.S. are carried forward indefinitely. The net operating losses in the Finland expire from 2031 through 2032.

The Company’s income tax return is subject to examination by federal, state and non-U.S. tax authorities. The 2019 through 2021 U.S. federal income tax filings are currently open tax years available for examination by the IRS. U.S. state tax jurisdictions have statutes of limitation generally ranging from three to five years, with the earliest open tax year for the Company being 2017. Years still open to examination by tax authorities in Israel, which is the main jurisdiction other than the U.S. are 2017 through 2021. The Israeli tax authorities are currently examining tax years 2017 through 2020.

Income before income taxes is comprised as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Domestic (U.S.)	$127.0	$52.9	$(48.5)
Foreign	233.8	355.5	242.9
Income before taxes on income	$360.8	$408.4	$194.4

Effective income tax rate reconciliations:

	Year ended December 31,
	2022	2021	2020
US statutory tax rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	2.9%	2.6%	1.0%
Effect of “Preferred Technology Enterprise” status	(3.8)%	(6.4)%	(6.9)%
Nondeductible stock-based compensation	2.4%	2.0%	14.2%
162(m) Limitation	0.9%	1.1%	—%
GILTI and Foreign adjustments	4.3%	6.3%	—%
Permanent items	0.9%	0.3%	2.4%
Change in valuation allowance	(4.0)%	0.9%	1.3%
Withholding taxes	1.3%	0.1%	0.1%
State taxes, net of federal benefit	1.4%	0.3%	0.6%
Change in uncertain tax positions	0.6%	5.8%	18.5%
Repatriation of undistributed dividends	—%	(11.3)%	2.3%
Return-To-Provision Adjustments	(4.7)%	1.7%	(1.0)%
Other	0.5%	0.1%	(0.9)%
Effective tax rate	23.7%	24.5%	52.6%

The Company believes that certain of its Israeli subsidiaries qualify as Preferred Technology Enterprises, entitled to a special tax track, under the Israeli Investment Law, 5719-1959 (the “Investment Law”) and accordingly are eligible for a reduced corporate tax rate of 12% on their preferred technology income, as defined in the Investment Law, beginning from tax year 2017 and onwards. A Preferred Technology Enterprise becomes a Special Preferred Technology Enterprise and is entitled to a reduced corporate tax rate of 6% on their preferred technology income when the worldwide revenues reach ILS 10 billion annually. The Company expects that the Israeli subsidiaries qualifying as Preferred Technology Enterprises in the current year will continue to qualify as Preferred Technology Enterprises or become Special Preferred Technology Enterprises in subsequent tax years. Income not eligible for Preferred Technology Enterprise benefits is taxed at the regular corporate tax rate at 23% beginning in 2018. Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence. During the fourth quarter of 2022, the Company received an assessment from the Israel Tax Authority asserting that a smaller proportion of the Company’s 2017 earnings qualified for reduced tax rates under the Preferred Technology Enterprise regime than what the Company had asserted on its tax return. Applying this same assertion to all open tax years 2017 through 2022, the assessment results in an aggregate exposure of approximately $120 million more income tax than what the Company has included on its prior tax returns for 2017 through 2021, or expects to include on its upcoming 2022 tax return. The Company intends to appeal this assessment and believes that its associated reserves are adequate. However, it is possible that any final amounts payable in connection with this tax assessment could exceed the Company’s current reserves.

The provision for income taxes is comprised as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Current	$134.2	$172.3	$115.4
Deferred	(48.7)	(72.4)	(13.1)
Total	$85.5	$99.9	$102.3

Domestic (U.S.)	$(27.2)	$(19.6)	$7.6
Foreign	112.7	119.5	94.7
Total	$85.5	$99.9	$102.3

	Year ended December 31,
	2022	2021	2020
U.S. Federal
Current	$(32.4)	$24.9	$2.4
Deferred	(1.3)	(48.5)	(1.1)
Total	$(33.7)	$(23.6)	$1.3
U.S. State
Current	$9.2	$3.5	$7.8
Deferred	(2.7)	0.5	(1.5)
Total	$6.5	$4.0	$6.3
Foreign
Current	$157.5	$143.9	$105.2
Deferred	(44.8)	(24.4)	(10.5)
Total	$112.7	$119.5	$94.7

Uncertain tax positions

A reconciliation of the opening and closing balances of total unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2022	2021
Balance as of January 1	$114.2	$91.4
Increases in respect of tax positions related to the current year	44.5	23.4
Increases in respect of tax positions related to prior years	87.0	9.1
Increases in respect to exchange rate fluctuations	—	3.9
Reductions in respect of settlements with authorities	(1.2)	(12.7)
Reductions in respect of expirations of statute of limitations	—	(0.9)
Reductions in respect of tax positions related to prior years	(9.4)	—
Reductions in respect of exchange rate fluctuations	(3.7)	—
Balance as of December 31	$231.4	$114.2

Included in the balance of total unrecognized tax benefits at December 31, 2022 is $100.5 million of tax benefits that if recognized, would affect the Company’s effective tax rate. The balance of the accrual relating to interest and penalties as of December 31, 2022 is $13.4 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could change significantly within 12 months of the reporting date as a result of the open examination in Israel for the tax years ended 2017 through 2020. The nature of this uncertainty primarily relates to the qualification of certain income under the Preferred Technology Enterprise tax regime in Israel. However, a reasonable estimate of the range of possible changes cannot be made at this time.

As of December 31, 2022, the Company has a gross unrecognized tax benefit liability in Israel of $140.2 million associated with potential transfer pricing adjustments. The Company estimates this liability will be reduced by $123.5 million from offsetting unrecognized tax benefits in the U.S., the United Kingdom, and Austria associated with correlative effects of potential transfer pricing adjustments. The Company netted these amounts in previous financial statements as discussed in Note 1, Organization and Summary of Significant Accounting Policies. The applicable guidance prohibits offsetting with regards to the unrecognized tax benefit reconciliation above.

NOTE 22.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows a summary of changes in accumulated other comprehensive income (loss), net of tax, for the respective periods (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2021	$16.7	$—	$—	$16.7
Other comprehensive income (loss) before reclassifications	(18.6)	2.1	2.0	(14.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.1	(1.1)	1.0
Balance as of December 31, 2021	(1.9)	4.2	0.9	3.2
Other comprehensive income (loss) before reclassifications	(13.7)	36.4	(13.0)	9.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.9)	7.6	4.7
Balance as of December 31, 2022	$(15.6)	$37.7	$(4.5)	$17.6

For the year ended December 31, 2022, interest rate swaps and foreign currency derivative contracts were net of $10.0 million of tax expense and $1.0 million of tax benefit, respectively. For the year ended December 31, 2021, interest rate swaps were net of $1.3 million of tax expense.

NOTE 23.    NET INCOME ATTRIBUTABLE TO ORDINARY STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to ordinary stockholders (in millions, except per share data):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net income	$275.3	$308.5	$92.1
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	401.0	408.9	384.7
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	401.6	411.0	384.7
Net income per share, basic	$0.69	$0.75	$0.24
Net income per share, diluted	$0.69	$0.75	$0.24

The following outstanding employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Year ended December 31,
	2022	2021	2020
Stock options	15.8	7.8	8.0
RSUs	13.0	4.5	—
Total	28.8	12.3	8.0

Option awards that were deemed to be anti-dilutive and were modified in the Option Exchange are included in table above for the period they were outstanding in 2022 prior to the Option Exchange. In addition, 2.4 million PSUs were excluded from the calculation of diluted net income per share for the year ended December 31, 2022 because the minimum performance measures have not yet been met.

NOTE 24.    SUBSEQUENT EVENTS

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2022.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2023 annual meeting of stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Playtika Holding Corp. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II, Item 8 of this report are listed below:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

(a)(2)    Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is otherwise included.

PLAYTIKA HOLDING CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year ended December 31, 2022	$53.8	$—	$(14.4)	$39.4
Year ended December 31, 2021	49.9	6.5	(2.6)	53.8
Year ended December 31, 2020	47.5	5.1	(2.7)	49.9

(a)(3)    Exhibits:

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)
4.1	Form of Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)
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
4.5
First Supplemental Indenture and Subsidiary Guarantee, dated August 26, 2021, among Playtika Holding Corp., Playtika ST Holding GmbH, Seriously Digital Entertainment Oy, Supertreat GmbH, Wooga GmbH, Wooga ParentCo DE GmbH and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on November 4, 2021)

4.6
Stockholders Agreement dated July 11, 2022, between Playtika Holding Corp. and Joffre Palace Holdings Limited (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 11, 2022)

10.1
Form of Indemnification Agreement between Playtika Holding Corp. and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

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

10.21.1#	Amendment to Employment Agreement, dated as of December 12, 2022, by and between Playtika Ltd. and Robert Antokol	X
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
Amendment to Employment Agreement, dated as of December 15, 2014, by and between Playtika Ltd. and Ofer Kinberg (incorporated herein by reference to Exhibit 10.32.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.26#
Employment Agreement, dated as of August 17, 2016, by and between Playtika Ltd. and Erez Rachmil (incorporated herein by reference to Exhibit 10.1# to the Company’s Quarter Report on Form 10-Q, as filed with the SEC on November 4, 2021)

10.27#
Form of Performance Stock Unit Agreement under 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2022)

10.28#
Form of Performance Stock Unit Agreement for Israeli Participants under 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2022)

10.29#
Employment Agreement, dated as of December 6, 2016, by and between Playtika Ltd. and Eric Rapps (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 1, 2022)

10.30#	Form of Amendment to Performance Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 14, 2022)
21.1	List of Significant Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Inline Instance Document	X
101.SCH	XBRL Inline Taxonomy Extension Schema Document	X
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Inline Taxonomy Extension Calculation Definition Document	X
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
__________

#    Indicates management contract or compensatory plan.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTIKA HOLDING CORP.
Registrant

By:	/s/ Robert Antokol
Robert Antokol
Chief Executive Officer and Chairperson of the Board
Dated as of February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2023.

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