Form 10-Q
period 2023-03-31
Playtika Holding Corp.
filed 2023-05-04
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 365,733,480 shares of common stock, $0.01 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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

Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 28, 2023. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$767.2	$768.7
Restricted cash	1.8	1.7
Accounts receivable	176.5	141.1
Prepaid expenses and other current assets	103.1	113.4
Total current assets	1,048.6	1,024.9
Property and equipment, net	119.2	125.7
Operating lease right-of-use assets	103.3	104.2
Intangible assets other than goodwill, net	337.9	354.0
Goodwill	813.3	811.2
Deferred tax assets, net	68.6	68.3
Investments in unconsolidated entities	52.8	52.6
Other non-current assets	150.6	156.7
Total assets	$2,694.3	$2,697.6

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$12.1	$12.4
Accounts payable	38.8	50.7
Operating lease liabilities, current	15.6	13.5
Accrued expenses and other current liabilities	290.9	385.2
Total current liabilities	357.4	461.8
Long-term debt	2,408.5	2,411.2
Other long-term liabilities, including employee related benefits	255.0	252.1
Operating lease liabilities, long-term	93.0	94.5
Deferred tax liabilities	41.1	46.6
Total liabilities	3,155.0	3,266.2
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 365.6 and 363.6 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both March 31, 2023 and December 31, 2022)	(603.5)	(603.5)
Additional paid-in capital	1,184.3	1,155.8
Accumulated other comprehensive income	12.9	17.6
Accumulated deficit	(1,058.5)	(1,142.6)
Total stockholders' deficit	(460.7)	(568.6)
Total liabilities and stockholders’ deficit	$2,694.3	$2,697.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues	$656.2	$676.9
Costs and expenses
Cost of revenue	185.7	186.9
Research and development	102.4	112.7
Sales and marketing	143.7	179.7
General and administrative	72.0	77.2
Total costs and expenses	503.8	556.5
Income from operations	152.4	120.4
Interest and other, net	28.6	27.5
Income before income taxes	123.8	92.9
Provision for income taxes	39.7	9.7
Net income	84.1	83.2
Other comprehensive income (loss)
Foreign currency translation	3.1	(3.3)
Change in fair value of derivatives	(7.8)	18.7
Total other comprehensive income (loss)	(4.7)	15.4
Comprehensive income	$79.4	$98.6

Net income per share attributable to common stockholders, basic	$0.23	$0.20
Net income per share attributable to common stockholders, diluted	$0.23	$0.20
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	364.6	412.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	365.1	412.5
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2023	363.6	$4.1	$(603.5)	$1,155.8	$17.6	$(1,142.6)	$(568.6)
Net income	—	—	—	—	—	84.1	84.1
Stock-based compensation	—	—	—	29.8	—	—	29.8
Issuance of shares upon vesting of RSUs and PSUs	2.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(1.3)	—	—	(1.3)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balances at March 31, 2023	365.6	$4.1	$(603.5)	$1,184.3	$12.9	$(1,058.5)	$(460.7)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2022	411.1	$4.1	$1,032.9	$3.2	$(1,417.9)	$(377.7)
Net income	—	—	—	—	83.2	83.2
Stock-based compensation	—	—	40.5	—	—	40.5
Issuance of shares upon vesting of RSUs	1.1	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(1.4)	—	—	(1.4)
Other comprehensive income	—	—	—	15.4	—	15.4
Balances at March 31, 2022	412.2	$4.1	$1,072.0	$18.6	$(1,334.7)	$(240.0)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$84.1	$83.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11.6	10.8
Amortization of intangible assets	27.5	28.7
Stock-based compensation	29.2	39.8
Amortization and write-off of loan discount	1.7	2.1
Change in contingent consideration	—	(22.1)
Change in deferred taxes, net	(3.5)	(4.1)
Loss from foreign currency	0.9	2.1
Non-cash lease expenses (income)	1.4	(1.1)
Changes in operating assets and liabilities:
Accounts receivable	(35.0)	4.0
Prepaid expenses and other current and non-current assets	16.5	(19.8)
Accounts payable	(11.9)	(3.5)
Accrued expenses and other current and non-current liabilities	(102.0)	(62.0)
Net cash provided by operating activities	20.5	58.1
Cash flows from investing activities
Purchase of property and equipment	(5.0)	(13.0)
Capitalization of internal use software costs	(8.1)	(13.5)
Purchase of software for internal use	(2.1)	(2.4)
Short-term bank deposits	—	(122.1)
Payments for business combination, net of cash acquired	—	(29.3)
Other investing activities	(0.2)	—
Net cash used in investing activities	(15.4)	(180.3)
Cash flows from financing activities
Repayments on bank borrowings	(4.8)	(4.8)
Payment of tax withholdings on stock-based payments	(1.3)	(1.4)
Net cash used in financing activities	(6.1)	(6.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(2.8)
Net change in cash, cash equivalents and restricted cash	(1.4)	(131.2)
Cash, cash equivalents and restricted cash at the beginning of the period	770.4	1,019.0
Cash, cash equivalents and restricted cash at the end of the period	$769.0	$887.8

	Three months ended March 31,
	2023	2022
Supplemental cash flow disclosures
Cash paid for income taxes	$39.9	$24.8
Cash paid for interest	$41.6	$27.7
Cash received for interest	$6.9	$0.1
Non-cash financing and investing activities
Right-of-use assets acquired under operating leases	$3.7	$14.1
Contingent consideration related to business acquisition	$—	$30.0
Capitalization of stock-based compensation costs	$0.6	$0.7
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2022 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's financial statements for the year ended December 31, 2022.

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

Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash, accounts receivable and derivative contracts. The Company’s investment policy imposes certain maturity limits on the Company’s portfolio and restricts the permitted investments to the purchase of bank deposits and highly rated fixed income securities.

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

	March 31, 2023	December 31, 2022
Apple	56%	43%
Google	29%	35%
Facebook	5%	7%

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

The value of each unit of the 2021-2024 Retention Plan has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned. See Note 10, Appreciation and Retention Plan, for additional discussion.

Derivative instruments
The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the portion of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”), involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the Company’s variable rate debt.

The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively. The Company performed a regression analysis at the inception of the hedging relationship and at period end in which it compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on 30 observations that are based on historical swap rates. Based on the regression results, the Company believes that, at inception and at period end, the hedging instrument is expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, the Company will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 5, Derivative Instruments, for additional discussion.

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

Accounting standards recently adopted by the Company

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)(“ASU 2021-08”). ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and that at the acquisition date, the acquirer accounts for related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The Company adopted this standard on January 1, 2023, and the adoption did not have an impact on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 484 (“ASU 2022-06”). The amendments of ASU No. 2020-06 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company will continue to monitor the effects of rate reform, if any, on its contracts. The Company adopted this standard on January 1, 2023, and the adoption did not have an impact on the Company’s consolidated financial statements.

NOTE 2.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2023 and December 31, 2022 were as follows (in millions):

	March 31, 2023	December 31, 2022
Accrued expenses	$95.0	$110.1
Employees and related expenses	93.1	170.3
Media buy	47.4	41.3
Deferred revenues	39.6	38.6
Tax accruals	15.8	24.9
Total accrued expenses and other current liabilities	$290.9	$385.2

NOTE 3.    DEBT

	March 31, 2023				December 31, 2022
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	7.380%	$1,827.9	$1,862.0	$1,831.2
Senior Notes	2029	4.250%	592.7	600.0	592.4
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,420.6	2,462.0	2,423.6
Less: Current portion of long-term debt			(12.1)	(19.0)	(12.4)
Long-term debt			$2,408.5	$2,443.0	$2,411.2

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $41.4 million and $43.2 million at March 31, 2023 and December 31, 2022, respectively.

Credit Agreement

The Company has a $1.9 billion senior secured first lien term loan (the “Term Loan”) and a $600 million revolving credit facility (the “Revolving Credit Facility”) (together, the “Credit Agreement”), maturing on March 11, 2028 and March 11, 2026, respectively. The Term Loan requires quarterly principal payments equal to 0.25% of the original aggregate principal amount of the Term Loan with balance due at maturity.

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At March 31, 2023, the Company’s first-priority net senior secured leverage ratio was 1.32 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of March 31, 2023.

The significant terms and conditions of the Credit Agreement have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

The significant terms and conditions of the Notes have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

NOTE 4.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

The maximum number of shares of the Company’s common stock for which grants may be made under the Plan was 56,232,228 shares as of March 31, 2023. As of March 31, 2023, a total of 17,404,915 shares of the Company’s common stock remained available for grants of awards under the Plan.

Stock Options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2023:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2023	3.4	8.2	$19.08
Granted	*		$10.21
Exercised	—
Cancelled	(1.1)		$20.11
Expired	—		$—
Outstanding at March 31, 2023	2.3	8.1	$18.59	$0.4
Exercisable at March 31, 2023	1.2	7.8	$21.24	$—
_______

*    Represents an amount less than $0.1

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in each respective period, as well as for options repriced during the first quarter of 2022:

	Three months ended March 31,
	2023	2022
Risk-free interest rate	3.79%	0.67% - 1.82%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	52.79%	38.19% - 38.60%

RSUs

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2023:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2023	14.9	$18.69
Granted	0.7	$10.21
Vested	(1.8)	$17.12	$18.0
Cancelled	(0.4)	$19.78
Outstanding at March 31, 2023	13.4	$18.43

PSUs

As of March 31, 2023, the Company estimated achievement of a target less than 100% for the PSUs associated with the 2023 tranche, consistent with the Company's current forecasted performance for 2023, and a target of 100% for the PSUs associated with the 2024 and 2025 tranches.

The following table summarizes the Company’s PSU activity during the three months ended March 31, 2023:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2023	3.2	$9.72
Granted	—	$—
Vested	(0.4)	$9.72	$4.2
Cancelled	(0.6)	$9.72
Outstanding at March 31, 2023	2.2	$9.72
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

Stock-Based Compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended March 31,
	2023	2022
Stock options	$0.3	$11.3
RSUs	27.1	24.8
PSUs	2.4	4.4
Total stock-based compensation costs	$29.8	$40.5

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended March 31,
	2023	2022
Research and development expenses	$9.5	$13.8
Sales and marketing expenses	2.4	2.9
General and administrative expenses	17.3	23.1
Total stock-based compensation costs, net of amounts capitalized	$29.2	$39.8

During the three months ended March 31, 2023 and 2022, the Company capitalized $0.6 million and $0.7 million of stock-based compensation cost, respectively.

As of March 31, 2023, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $9.4 million, $222.9 million and $14.8 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 2.3 years, 2.3 years and 2.0 years, respectively.

NOTE 5.     DERIVATIVE INSTRUMENTS

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

In January 2023, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution, and each swap requires the Company to pay a fixed interest rate of 3.435% in exchange for receiving one-month LIBOR for six months and one-month Term Secured Overnight Financing Rate (“SOFR”) afterwards. The interest rate swap agreements settle monthly commencing in February 2023 through their termination dates on February 28, 2028. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis.

The aggregate fair value of the Company’s interest rate swap agreements was an asset of $38.2 million as of March 31, 2023 and was recorded in prepaid expenses and other current assets, other non-current assets and other long-term liabilities in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At March 31, 2023, the Company had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $175.4 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $4.7 million as of March 31, 2023 and was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended March 31,
	2023	2022
Derivative instruments - foreign currency derivative contracts	$38.7	$159.3
Derivative instruments - interest rate swaps	500.0	—
Derivative instruments - others (non-hedging)	1.9	—

NOTE 6.    FAIR VALUE MEASUREMENTS

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

The carrying value of accounts receivable and payables and the Company's cash and cash equivalents and restricted cash approximates fair value due to the short time to expected payment or receipt of cash.

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	March 31, 2023
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,862.0	$1,845.7	Level 2
Senior Notes	600.0	501.0	Level 2
Total debt	$2,462.0	$2,346.7

	December 31, 2022
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,866.8	$1,794.5	Level 2
Senior Notes	600.0	468.0	Level 2
Total debt	$2,466.8	$2,262.5

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022 (in millions):

		Fair Value at
	Pricing Category	March 31, 2023	December 31, 2022
Cash and cash equivalents
Cash	Level 1	$121.3	$150.7
Money market funds	Level 1	268.0	294.8
Term deposits	Level 1	192.9	243.3
Commercial papers	Level 2	185.0	79.9

Prepaid expenses and other current assets
Derivative instruments - foreign currency derivative contracts	Level 2	$3.3	$2.2
Derivative instruments - interest rate swaps	Level 2	24.8	19.5
Derivative instruments - other	Level 2	0.1	—

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$22.7	$29.3

Accrued expenses and other current liabilities
Derivative instruments - foreign currency derivative contracts	Level 2	$8.1	$7.5

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$9.3	$—

The carrying values of the Company’s cash equivalents approximate fair value because of the short duration of these financial instruments.

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

NOTE 7.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. A court hearing is scheduled for September 27, 2023. As of March 31, 2023, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate. The Company has defended this case vigorously and will continue to do so.

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

On May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the Applicant has submitted his reply to PGI’s response. A pre-trial hearing is scheduled for May 4, 2023. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company will defend this case vigorously.

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

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer.

The Company received seven demands for arbitration in late 2022 and early 2023 alleging that its games constitute illegal gambling under applicable state law. As the arbitrations are in preliminary stages, the Company cannot estimate what impact, if any, the arbitrations may have on its results of operations, financial condition or cash flows. The Company will defend these matters vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company from its games during the period beginning one year before the filing of the lawsuit until the case is resolved. On April 11, 2023, the Company removed the case to the U.S. District Court for the Northern District of Alabama. On April 27, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court. The Company’s opposition to the motion to remand is due May 19, 2023. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

NOTE 8.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended March 31,
	2023	2022
Geographic location
USA	$461.3	$474.4
EMEA	105.0	104.2
APAC	46.1	52.3
Other	43.8	46.0
Total	$656.2	$676.9

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended March 31,
	2023	2022
Third-party platforms	$504.7	$524.5
Direct-to-consumer platforms	151.5	152.4
Total revenues	$656.2	$676.9
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	March 31, 2023	December 31, 2022
Accounts receivable	$176.5	$141.1
Contract assets (1)	10.9	10.8
Contract liabilities (2)	39.6	38.6
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three months ended March 31, 2023, the Company recognized $21.8 million of its contract liabilities that were outstanding as of December 31, 2022.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 9.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	March 31, 2023	December 31, 2022
Israel	$98.6	$100.9
USA	57.6	62.0
Ukraine	25.5	26.1
Other	40.8	40.9
Total long-lived assets, net	$222.5	$229.9

NOTE 10.    APPRECIATION AND RETENTION PLAN

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $29.8 million and $24.9 million during the three months ended March 31, 2023 and 2022, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $1.9 million during the three months ended March 31, 2022. There were no such expenses in the three months ended March 31, 2023.

NOTE 11.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended March 31,
	2023	2022
Interest expense	$38.0	$23.7
Interest income	(7.8)	(0.8)
Foreign currency translation differences, net	(1.8)	3.5
Other	0.2	1.1
Total interest and other, net	$28.6	$27.5

NOTE 12.    INCOME TAXES

	Three months ended March 31,
(in millions, except tax rate)	2023	2022
Income before income taxes	$123.8	$92.9
Provision for income taxes	$39.7	$9.7
Effective tax rate	32.1%	10.4%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2023 were due to tax positions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income. The primary difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2022 was due to a discrete tax benefit for the release of a valuation allowance on certain foreign deferred tax assets resulting from changes to the Company’s organizational structure.

NOTE 13.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2023 and 2022 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2023	$(15.6)	$37.7	$(4.5)	$17.6
Other comprehensive income (loss) before reclassifications	3.1	(4.0)	(2.0)	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	2.4	(1.8)
Balance as of March 31, 2023	$(12.5)	$29.5	$(4.1)	$12.9

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2022	$(1.9)	$4.2	$0.9	$3.2
Other comprehensive income (loss) before reclassifications	(3.3)	17.7	0.3	14.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.1)	0.7
Balance as of March 31, 2022	$(5.2)	$22.7	$1.1	$18.6

For the three months ended March 31, 2023 interest rate swaps and foreign currency derivative contracts were net of $9.1 million of tax expense and $0.8 million of tax benefit, respectively. For the three months ended March 31, 2022, interest rate swaps were net of $5.5 million of tax expense.

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three months ended March 31, 2023 and 2022.

NOTE 14.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended March 31,
	2023	2022
Numerator:
Net income	$84.1	$83.2
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	364.6	412.0
Stock-based compensation awards	0.5	0.5
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	365.1	412.5
Net income per share, basic	$0.23	$0.20
Net income per share, diluted	$0.23	$0.20

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

	Three months ended March 31,
	2023	2022
Stock options	3.2	17.3
RSUs	12.9	9.8
Total	16.1	27.1

In addition, 2.2 million PSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2023 because the minimum performance measures were not yet met.

NOTE 15.    SUBSEQUENT EVENTS

The Company performed a review for subsequent events through the date of these financial statements. No material items were noted for disclosure.

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

Interest and other, net

Our interest expense includes interest incurred under our December 2019 Credit Agreement and amortization of deferred financing costs, both of which are partially offset by interest income earned on cash and cash equivalents. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. We entered into two interest rate swap agreements in March 2021 and another two in January 2023, each with a notional value of $250 million, reducing our overall exposure to variable interest rates.

Interest income consists of interest earned on cash and cash equivalents.

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

	Three months ended March 31,
(in millions, except percentages, Average DPUs and ARPDAU)	2023	2022
Revenues	$656.2	$676.9
Total cost and expenses	503.8	556.5
Operating income	152.4	120.4
Net income	84.1	83.2
Credit Adjusted EBITDA	222.7	197.5

Non-financial performance metrics
Average DAUs	9.1	10.1
Average DPUs (in thousands)	326	323
Average Daily Payer Conversion	3.6%	3.2%
ARPDAU	$0.80	$0.74
Average MAUs	30.2	31.7

Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022

	Three months ended March 31,
	2023	2022
(in millions)	(Unaudited)
Revenues	$656.2	$676.9
Cost of revenue	$185.7	$186.9
Research and development	102.4	112.7
Sales and marketing	143.7	179.7
General and administrative	72.0	77.2
Total costs and expenses	$503.8	$556.5

Revenues

Revenues for the three months ended March 31, 2023 decreased by $20.7 million when compared with the same period of 2022. The net decrease in revenues is primarily derived from the combination of meaningful growth in select casual game titles which were more than offset by meaningful declines in other casual titles and certain of our slot-themed games. We continue to see favorable impacts on revenues in certain of our games from our ongoing improvements to monetization, new content and product features.

Cost of revenue

Cost of revenue for the three months ended March 31, 2023 decreased by $1.2 million when compared with the same period of 2022. The favorable impacts of reduced platform fees associated with reduced revenues and associated with a higher percentage of our revenues being derived through our direct-to-consumer platforms were partially offset by increased hosting fees and an increase in amortization expense associated with recently capitalized software development costs.

Research and development expenses

Research and development expenses for the three months ended March 31, 2023 decreased by $10.3 million when compared with the same period of 2022. Recent headcount reductions have reduced employee compensation costs, including decreased stock-based compensation expense.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2023 decreased by $36.0 million when compared with the same period of 2022. The decrease in sales and marketing expenses was primarily due to decreased media buy expenses and fewer offline media campaigns and, to a lesser extent, due to recent headcount reductions.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 decreased by $5.2 million when compared with the same period of 2022. Included in general and administrative expenses for the three months ended March 31, 2022, with no comparable amount for the three months ended March 31, 2023, is income recorded to decrease the liability for contingent consideration by $23 million. Included in general and administrative expenses for the three months ended March 31, 2023 and 2022 are expenses incurred in connection with the Company’s evaluation of strategic alternatives. Excluding these specific discrete items, general and administrative expenses would have decreased during the three months March 31, 2023 when compared with 2022, primarily as a result of decreased headcount and employee compensation costs, including stock based compensation costs.

Other Factors Affecting Net Income

	Three months ended March 31,
	2023	2022
(in millions)	(Unaudited)
Interest expense	$38.0	$23.7
Interest income	(7.8)	(0.8)
Foreign currency exchange, net	(1.8)	3.5
Other	0.2	1.1
Provision for income taxes	39.7	9.7
Interest

Interest expense for the three months ended March 31, 2023 increased by $14.3 million when compared with the same periods of 2022 as a result of higher average interest rates on our variable rate debt.

Interest income for the three months ended March 31, 2023 increased by $7.0 million when compared with the same periods of 2022 as a result of higher average interest rates earned on our cash and cash equivalents.

Provision for income taxes

The effective income tax rate for the three months ended March 31, 2023 was 32.1% compared to 10.4% for the three months ended March 31, 2022. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The primary differences between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2023 were due to tax positions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income. The primary difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2022 was due to a discrete tax benefit for the release of a valuation allowance on certain foreign deferred tax assets resulting from changes to our organizational structure.

Net income

Upon aggregating all of the components of our results of operations above, net income for the three months ended March 31, 2023 increased by $0.9 million, respectively, when compared with the same periods of 2022.

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

	Three months ended March 31,
(in millions)	2023	2022
Net income	$84.1	$83.2
Provision for income taxes	39.7	9.7
Interest expense and other, net	28.6	27.5
Depreciation and amortization	39.1	39.5
EBITDA	191.5	159.9
Stock-based compensation(1)	29.2	39.8
Contingent consideration	—	(23.0)
Acquisition and related expenses(2)	1.2	9.0
Other items(3)	0.8	11.8
Credit Adjusted EBITDA	$222.7	$197.5
Net income margin	12.8%	12.3%
Credit Adjusted EBITDA margin	33.9%	29.2%
_______
(1)    Reflects, for the three months ended March 31, 2023 and 2022, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the three months ended March 31, 2023 and 2022 primarily relate to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company.
(3)    Amounts for the three months ended March 31, 2023 consist primarily of $0.6 million incurred by the Company for severance. Amounts for the three months ended March 31, 2022 consist of $8.8 million incurred by the Company severance and $3.0 million incurred by the Company for relocation and support provided to employees due to the war in Ukraine.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents totaled $767.2 million and $768.7 million at March 31, 2023 and December 31, 2022, respectively. As of both March 31, 2023 and December 31, 2022, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance and borrowing capacity under our Revolving Credit Facility and our cash flows from operations will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Three months ended March 31,
	2023	2022
Net cash flows provided by operating activities	$20.5	$58.1
Net cash flows used in investing activities	(15.4)	(180.3)
Net cash flows used in financing activities	(6.1)	(6.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.4)	(2.8)
Net change in cash, cash equivalents and restricted cash	$(1.4)	$(131.2)

Operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2023 was $20.5 million compared with cash flows provided by operating activities of $58.1 million for the same period of 2022. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the three months ended March 31, 2023 was $15.4 million when compared with $180.3 million for the same period of 2022. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets.

Financing activities

Net cash flows used in financing activities for the three months ended March 31, 2023 was $6.1 million, compared to cash flows provided by financing activities of $6.2 million for the same period of 2022. Financing activity cash flows for the three months ended March 31, 2023 and 2022 primarily relate to repayments on our bank borrowings.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 12, Debt, to the accompanying consolidated financial statements and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023.

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

In January 2023, we entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution, and each swap requires us to pay a fixed interest rate of 3.435% in exchange for receiving one-month LIBOR for six months and one-month Term SOFR afterwards. The interest rate swap agreements settle monthly commencing in February 2023 through their termination dates on February 28, 2028. The estimated fair value of the our interest rate swap agreements is derived from a discounted cash flow analysis.

We had borrowings outstanding under our Term Loan with book values of $1,827.9 million and $1,831.2 million at March 31, 2023 and December 31, 2022, respectively, which were subject to a weighted average interest rate of 7.28% and 4.44% for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. There were no borrowings against our Revolving Credit Facility at March 31, 2023 or December 31, 2022.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.6 million over a twelve-month period, prior to consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. We are unable to estimate the impact on the fair value of our debt of a hypothetical 100 basis point increase or decrease in weighted average interest rates.

Investment risk

We had cash and cash equivalents including restricted cash totaling $769.0 million and $770.4 million as of March 31, 2023 and December 31, 2022, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. Due to the short-term nature of these instruments, a hypothetical 100 bps increase in interest rates would not have a material impact on their fair value as of December 31, 2022.

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

As of March 31, 2023, we had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The notional value of amounts hedged was approximately $175.4 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

For the quarter ended March 31, 2023, one of the Company’s larger subsidiaries went live on a new platform within to manage the approval of purchase transactions and associated payments of invoices. This new software is expected to be rolled-out to other subsidiaries over the remainder of 2023. Other than this new software platform, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 7, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.        EXHIBITS

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
10.1#	Employment Agreement, dated as of November 30, 2022, by and between Playtika Ltd. and Gili Brudno	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Dated as of May 4, 2023