Form 10-Q
period 2023-06-30
Playtika Holding Corp.
filed 2023-08-08
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 366,495,560 shares of common stock, $0.01 par value per share, outstanding.

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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$955.1	$768.7
Restricted cash	2.0	1.7
Accounts receivable	159.8	141.1
Prepaid expenses and other current assets	108.1	113.4
Total current assets	1,225.0	1,024.9
Property and equipment, net	112.9	125.7
Operating lease right-of-use assets	108.2	104.2
Intangible assets other than goodwill, net	313.6	354.0
Goodwill	813.2	811.2
Deferred tax assets, net	60.8	68.3
Investments in unconsolidated entities	54.1	52.6
Other non-current assets	157.4	156.7
Total assets	$2,845.2	$2,697.6

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$11.7	$12.4
Accounts payable	41.3	50.7
Operating lease liabilities, current	17.3	13.5
Accrued expenses and other current liabilities	340.3	385.2
Total current liabilities	410.6	461.8
Long-term debt	2,405.8	2,411.2
Other long-term liabilities, including employee related benefits	245.4	252.1
Operating lease liabilities, long-term	94.9	94.5
Deferred tax liabilities	33.4	46.6
Total liabilities	3,190.1	3,266.2
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 366.3 and 363.6 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both June 30, 2023 and December 31, 2022)	(603.5)	(603.5)
Additional paid-in capital	1,209.8	1,155.8
Accumulated other comprehensive income	27.5	17.6
Accumulated deficit	(982.8)	(1,142.6)
Total stockholders' deficit	(344.9)	(568.6)
Total liabilities and stockholders’ deficit	$2,845.2	$2,697.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$642.8	$659.6	$1,299.0	$1,336.5
Costs and expenses
Cost of revenue	188.0	186.1	373.7	373.0
Research and development	100.3	125.2	202.7	237.9
Sales and marketing	141.2	151.8	284.9	331.5
General and administrative	74.1	105.2	146.1	182.4
Total costs and expenses	503.6	568.3	1,007.4	1,124.8
Income from operations	139.2	91.3	291.6	211.7
Interest and other, net	23.1	22.4	51.7	49.9
Income before income taxes	116.1	68.9	239.9	161.8
Provision for income taxes	40.4	32.5	80.1	42.2
Net income	75.7	36.4	159.8	119.6
Other comprehensive income (loss)
Foreign currency translation	(0.2)	(10.0)	2.9	(13.3)
Change in fair value of derivatives	14.8	(5.9)	7.0	12.8
Total other comprehensive income (loss)	14.6	(15.9)	9.9	(0.5)
Comprehensive income	$90.3	$20.5	$169.7	$119.1

Net income per share attributable to common stockholders, basic	$0.21	$0.09	$0.44	$0.29
Net income per share attributable to common stockholders, diluted	$0.21	$0.09	$0.44	$0.29
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	365.9	412.4	365.3	412.2
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	366.4	412.8	365.8	412.8
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2023	363.6	$4.1	$(603.5)	$1,155.8	$17.6	$(1,142.6)	$(568.6)
Net income	—	—	—	—	—	84.1	84.1
Stock-based compensation	—	—	—	29.8	—	—	29.8
Issuance of shares upon vesting of RSUs and PSUs	2.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(1.3)	—	—	(1.3)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balances at March 31, 2023	365.6	4.1	(603.5)	1,184.3	12.9	(1,058.5)	(460.7)
Net income	—	—	—	—	—	75.7	75.7
Stock-based compensation	—	—	—	26.1	—	—	26.1
Issuance of shares upon vesting of RSUs	0.7	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss	—	—	—	—	14.6	—	14.6
Balances at June 30, 2023	366.3	$4.1	$(603.5)	$1,209.8	$27.5	$(982.8)	$(344.9)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2022	411.1	$4.1	$1,032.9	$3.2	$(1,417.9)	$(377.7)
Net income	—	—	—	—	83.2	83.2
Stock-based compensation	—	—	40.5	—	—	40.5
Issuance of shares upon vesting of RSUs	1.1	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(1.4)	—	—	(1.4)
Other comprehensive income	—	—	—	15.4	—	15.4
Balances at March 31, 2022	412.2	4.1	1,072.0	18.6	(1,334.7)	(240.0)
Net income	—	—	—	—	36.4	36.4
Share-based compensation	—	—	36.1	—	—	36.1
Issuance of shares upon vesting of RSUs	0.2	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	(15.9)	—	(15.9)
Balances at June 30, 2022	412.4	$4.1	$1,107.4	$2.7	$(1,298.3)	$(184.1)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$159.8	$119.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	22.1	22.0
Amortization and impairment of intangible assets	65.2	60.1
Stock-based compensation	54.5	75.2
Amortization of loan discount	3.4	3.9
Change in contingent consideration	—	(9.0)
Change in deferred taxes, net	(7.8)	(8.3)
Loss from foreign currency	(3.1)	9.4
Non-cash lease expenses (income)	—	(6.8)
Changes in operating assets and liabilities:
Accounts receivable	(18.4)	13.5
Prepaid expenses and other current and non-current assets	16.2	(32.6)
Accounts payable	(9.4)	4.1
Accrued expenses and other current and non-current liabilities	(55.0)	(10.0)
Net cash provided by operating activities	227.5	241.1
Cash flows from investing activities
Purchase of property and equipment	(9.2)	(29.5)
Capitalization of internal use software costs	(18.6)	(23.7)
Purchase of software for internal use	(4.1)	(4.0)
Short-term bank deposits	—	24.8
Payments for business combination, net of cash acquired	—	(29.9)
Other investing activities	(1.1)	(5.0)
Net cash used in investing activities	(33.0)	(67.3)
Cash flows from financing activities
Repayments on bank borrowings	(9.5)	(9.5)
Payment of tax withholdings on stock-based payments	(1.9)	(2.1)
Net cash used in financing activities	(11.4)	(11.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3.6	(13.6)
Net change in cash, cash equivalents and restricted cash	186.7	148.6
Cash, cash equivalents and restricted cash at the beginning of the period	770.4	1,019.0
Cash, cash equivalents and restricted cash at the end of the period	$957.1	$1,167.6

	Six months ended June 30,
	2023	2022
Supplemental cash flow disclosures
Cash paid for income taxes	$90.8	$78.7
Cash paid for interest	$73.4	$45.0
Cash received for interest	$9.7	$2.6
Non-cash financing and investing activities
Right-of-use assets acquired under operating leases	$13.1	$30.8
Contingent consideration related to business acquisition	$—	$11.4
Capitalization of stock-based compensation costs	$1.4	$1.4
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2022 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023.

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

	June 30, 2023	December 31, 2022
Apple	58%	43%
Google	28%	35%
Facebook	5%	7%

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

The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively. The Company performed a regression analysis at the inception of the hedging relationship and at period end in which it compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments historical swap rates. The Company believes that the hedging instruments are expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, the Company will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

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

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount the Company would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of the Company’s interest rate swap agreements and foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820, Fair Value Measurement (“ASC 820”).

Impairment of long-lived assets

The Company’s long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment indicators include any significant changes in the manner of the Company’s use of the assets and significant negative industry or economic trends. The Company recognizes impairment based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or a discounted cash flow analysis. In the second quarter of 2023, the Company recorded an intangible asset impairment of $9.7 million related to JustPlay.LOL Ltd.

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

NOTE 2.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2023 and December 31, 2022 were as follows (in millions):

	June 30, 2023	December 31, 2022
Employees and related expenses	$130.1	$170.3
Accrued expenses	93.2	110.1
Media buy	56.0	41.3
Deferred revenues	44.6	38.6
Tax accruals	16.4	24.9
Total accrued expenses and other current liabilities	$340.3	$385.2

NOTE 3.    DEBT

	June 30, 2023				December 31, 2022
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	7.900%	$1,824.6	$1,857.3	$1,831.2
Senior Notes	2029	4.250%	592.9	600.0	592.4
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,417.5	2,457.3	2,423.6
Less: Current portion of long-term debt			(11.7)	(19.0)	(12.4)
Long-term debt			$2,405.8	$2,438.3	$2,411.2

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $39.8 million and $43.2 million at June 30, 2023 and December 31, 2022, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At June 30, 2023, the Company’s first-priority net senior secured leverage ratio was 1.07 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of June 30, 2023.

On June 19, 2023, the Company amended the Credit Agreement pursuant to a Third Amendment to Credit Agreement (the “Third Amendment”). The Third Amendment amended the Credit Agreement to bear interest or incur fees and other amounts denominated in Dollars to be based on the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable spread adjustment, rather than the previously permitted Adjusted Eurocurrency Rate, starting in the third quarter of 2023. The amendment did not have an impact on the Company’s consolidated financial statements or the effectiveness of the Company’s interest rate swap agreements.

The other significant terms and conditions of the Credit Agreement have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Other than the Third Amendment, the significant terms and conditions of the Notes have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

NOTE 4.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of June 30, 2023, a total of 39,235,665 shares of the Company’s common stock had been allocated to awards granted under the Plan and 16,996,563 shares remained available for future grants.

Stock Options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2023:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2023	3.4	8.2	$19.08
Granted	0.1		$10.29
Exercised	—
Cancelled	(1.7)		$20.27
Expired	—		$—
Outstanding at June 30, 2023	1.8	8.1	$17.76	$0.5
Exercisable at June 30, 2023	0.7	7.8	$21.19	$—

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in each respective period, as well as for options repriced during the first quarter of 2022:

	Six months ended June 30,
	2023	2022
Risk-free interest rate	3.34% - 3.79%	0.67% - 2.82%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	52.13% - 52.79%	37.91% - 38.60%

RSUs

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2023:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2023	14.9	$18.69
Granted	1.8	$10.26
Vested	(2.6)	$17.76	$27.0
Cancelled	(0.5)	$19.86
Outstanding at June 30, 2023	13.6	$17.70

PSUs

As of June 30, 2023, the Company does not expect any PSUs associated with the 2023 tranche to vest. Consistent with the Company's current forecasted performance for 2024 and 2025, a target of 50% for the PSUs associated with the 2024 and 2025 tranches is expected.

The following table summarizes the Company’s PSU activity during the six months ended June 30, 2023:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2023	3.2	$9.72
Granted	—	$—
Vested	(0.4)	$9.72	$4.2
Cancelled	(0.6)	$9.72
Outstanding at June 30, 2023	2.2	$9.72
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

Stock-Based Compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	$1.1	$9.5	$1.4	$20.8
RSUs	26.9	24.9	54.0	49.7
PSUs	(1.9)	1.7	0.5	6.1
Total stock-based compensation costs	$26.1	$36.1	$55.9	$76.6

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development expenses	$9.5	$13.2	$19.0	$27.0
Sales and marketing expenses	2.4	2.8	4.8	5.7
General and administrative expenses	13.4	19.4	30.7	42.5
Total stock-based compensation costs, net of amounts capitalized	$25.3	$35.4	$54.5	$75.2

During the three months ended June 30, 2023 and 2022, the Company capitalized $0.8 million and $0.7 million of stock-based compensation cost, respectively. During the six months ended June 30, 2023 and 2022, the Company capitalized $1.4 million and $1.4 million of stock-based compensation cost, respectively.

As of June 30, 2023, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $8.2 million, $205.0 million and $5.3 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 2.1 years, 2.2 years and 2.0 years, respectively.

NOTE 5.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-

month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. In June 2023 these two interest rate swap agreements were amended so that effective July 31, 2023, the Company will pay a fixed interest rate of 0.85% in exchange for receiving one-month Term SOFR. The amendment did not impact the hedge effectiveness.

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

The aggregate fair value of the Company’s interest rate swap agreements was an asset of $57.7 million as of June 30, 2023 and was recorded in prepaid expenses and other current assets, other non-current assets and other long-term liabilities in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At June 30, 2023, the Company had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $183.0 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $4.9 million as of June 30, 2023 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Derivative instruments - foreign currency derivative contracts	$54.3	$38.7	$92.7	$198.0
Derivative instruments - interest rate swaps	—	—	500.0	—
Derivative instruments - others (non-hedging)	—	—	1.6	—

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

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	June 30, 2023
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,857.3	$1,852.7	Level 2
Senior Notes	600.0	531.0	Level 2
Total debt	$2,457.3	$2,383.7

	December 31, 2022
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,866.8	$1,794.5	Level 2
Senior Notes	600.0	468.0	Level 2
Total debt	$2,466.8	$2,262.5

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022 (in millions):

		Fair Value at
	Fair Value Hierarchy	June 30, 2023	December 31, 2022
Cash and cash equivalents
Cash	Level 1	$63.1	$150.7
Money market funds	Level 1	453.8	294.8
Term deposits	Level 1	333.4	243.3
Commercial papers	Level 2	104.8	79.9

Prepaid expenses and other current assets
Derivative instruments - foreign currency derivative contracts	Level 2	$3.0	$2.2
Derivative instruments - interest rate swaps	Level 2	30.6	19.5

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$29.1	$29.3

Accrued expenses and other current liabilities
Derivative instruments - foreign currency derivative contracts	Level 2	$7.9	$7.5

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$2.0	$—

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

NOTE 7.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. A court hearing is scheduled for September 27, 2023. As of June 30, 2023, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate. The Company has defended this case vigorously and will continue to do so.

In November 2013, the Company’s subsidiary, Playtika, Ltd., sent an initial demand letter to Enigmatus s.r.o., a game developer in the Czech Republic, which owns various U.S. trademark registrations that resemble the Company’s Sloto-formative trademark names, demanding that it cease use of the trademark Slotopoly. In response, Enigmatus s.r.o. asserted that it was the owner of the Sloto-formative trademarks and denied that its game title infringed upon the Company’s trademarks. Enigmatus s.r.o. applied to register one of the Company’s trademarks in the United Kingdom and European Union, and the Company successfully opposed its applications. In December 2016, Enigmatus s.r.o., filed a trademark infringement lawsuit, Enigmatus, s.r.o. v. Playtika LTD and Caesars Interactive Entertainment, Inc., against Playtika, Ltd. and Caesars Interactive Entertainment LLC in the Federal Court of Canada asserting that the Company’s use of the Slotomania trademarks violates its proprietary and trademark rights. The plaintiff sought injunctive relief and monetary damages. Pleadings have been exchanged and the lawsuit is in the discovery stage. A hearing for summary trial was conducted between June 27-29, 2023. The Company has defended this case vigorously and will continue to do so. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. On September 15, 2022, in accordance with local rules of the Court, the Company and other defendants in the case filed a letter notifying the Court of defendants’ service upon plaintiffs of, among other things, a notice of motion to dismiss plaintiffs’ amended complaint and a memorandum of law in support of the defendants’ motion to dismiss plaintiffs’ amended complaint. On November 30, 2022, the Company filed with the Court a motion to dismiss. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company has defended this case vigorously and will continue to do so.

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of

Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. If a mediated resolution will not be reached the Company will continue defending this case vigorously.

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

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company from its games during the period beginning one year before the filing of the lawsuit until the case is resolved. On April 11, 2023, the Company removed the case to the U.S. District Court for the Northern District of Alabama. On April 27, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court. On May 19, 2023, the Company filed its opposition to the motion to remand asserting that the requirements for diversity jurisdiction are met. On May 30, 2023, the plaintiff filed a reply in support of her motion to remand. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The company intends to pay the deficit notice under protest and file a claim with the district court. The Company intends to defend this case vigorously. As the case is in preliminary stages, the Company cannot estimate what impact, if any, this matter may have on its results of operations, financial condition or cash flows.

The Company received seven demands for arbitration in late 2022 and early 2023 alleging that its games constitute illegal gambling under applicable state law. These demands generally attempt to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes and/or by seeking to have the applicable terms of use declared invalid so that the claimant may pursue a class action. One of the claimants withdrew her arbitration demand on July 20, 2023 and the parties requested that the arbitration be closed. In another claim, the arbitrator granted the Company’s motion to preclude the claimant from seeking to recover amounts spent by third parties. As the other arbitrations are in preliminary stages, the Company cannot estimate what impact, if any, the arbitrations may have on its results of operations, financial condition or cash flows. The Company will continue to defend these matters vigorously.

NOTE 8.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Geographic location
USA	$452.9	$466.8	$914.2	$941.2
EMEA	102.1	94.5	207.1	198.7
APAC	44.8	52.2	90.9	104.5
Other	43.0	46.1	86.8	92.1
Total	$642.8	$659.6	$1,299.0	$1,336.5

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Third-party platforms	$477.5	$506.0	$982.2	$1,030.5
Direct-to-consumer platforms	165.3	153.6	316.8	306.0
Total revenues	$642.8	$659.6	$1,299.0	$1,336.5
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	June 30, 2023	December 31, 2022
Accounts receivable	$159.8	$141.1
Contract assets (1)	12.3	10.8
Contract liabilities (2)	44.6	38.6
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three and six months ended June 30, 2023, the Company recognized $9.6 million and $31.4 million, respectively, of its contract liabilities that were outstanding as of December 31, 2022.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 9.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	June 30, 2023	December 31, 2022
Israel	$92.9	$100.9
USA	62.4	62.0
Ukraine	24.9	26.1
Other	40.9	40.9
Total long-lived assets, net	$221.1	$229.9

NOTE 10.    APPRECIATION AND RETENTION PLAN

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $29.1 million and $28.0 million during the three months ended June 30, 2023 and 2022, respectively, and $58.9 million and $52.9 million during the six months ended June 30, 2023 and 2022, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $9.4 million and $7.5 million during the three and six months ended June 30, 2022, respectively. There were no such expenses in the three and six months ended June 30, 2023.

NOTE 11.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$35.8	$25.9	$73.8	$49.6
Interest income	(10.3)	(2.5)	(18.1)	(3.3)
Foreign currency translation differences, net	(2.4)	(1.1)	(4.2)	2.4
Other	—	0.1	0.2	1.2
Total interest and other, net	$23.1	$22.4	$51.7	$49.9

NOTE 12.    INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
(in millions, except tax rate)	2023	2022	2023	2022
Income before income taxes	$116.1	$68.9	$239.9	$161.8
Provision for income taxes	$40.4	$32.5	$80.1	$42.2
Effective tax rate	34.8%	47.2%	33.4%	26.1%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three and six months ended June 30, 2023 was primarily due to tax positions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three and six months ended June 30, 2022 was primarily due to tax provisions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, nondeductible stock-based compensation, and the tax impact of acquisition-related liabilities.

NOTE 13.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2023 and 2022 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2023	$(15.6)	$37.7	$(4.5)	$17.6
Other comprehensive income (loss) before reclassifications	3.1	(4.0)	(2.0)	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	2.4	(1.8)
Balance as of March 31, 2023	(12.5)	29.5	(4.1)	12.9
Other comprehensive income (loss) before reclassifications	(0.2)	20.5	(2.4)	17.9
Amounts reclassified from accumulated other comprehensive income	—	(5.5)	2.2	(3.3)
Balance as of June 30, 2023	$(12.7)	$44.5	$(4.3)	$27.5

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2022	$(1.9)	$4.2	$0.9	$3.2
Other comprehensive income (loss) before reclassifications	(3.3)	17.7	0.3	14.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.1)	0.7
Balance as of March 31, 2022	(5.2)	22.7	1.1	18.6
Other comprehensive income (loss) before reclassifications	(10.0)	5.2	(12.3)	(17.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	1.1	1.2
Balance as of June 30, 2022	$(15.2)	$28.0	$(10.1)	$2.7

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$4.5	$1.6	$2.0	$7.1
Foreign currency derivative contracts	0.1	(2.1)	—	(2.1)

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three and six months ended June 30, 2023 and 2022.

NOTE 14.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$75.7	$36.4	$159.8	$119.6
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	365.9	412.4	365.3	412.2
Stock-based compensation awards	0.5	0.4	0.5	0.6
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	366.4	412.8	365.8	412.8
Net income per share, basic	$0.21	$0.09	$0.44	$0.29
Net income per share, diluted	$0.21	$0.09	$0.44	$0.29

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	2.1	17.2	2.6	17.0
RSUs	10.9	7.6	12.2	9.7
Total	13.0	24.8	14.8	26.7

In addition, 2.2 million PSUs were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2023 because the minimum performance measures were not yet met.

NOTE 15.    SUBSEQUENT EVENTS

On August 1, 2023, the Company announced that it entered into a definitive agreement to acquire Youda Games from Azerion Group N.V. for an initial cash consideration of EUR 81.3 million, with an earnout based on the performance of the acquired business for a total maximum consideration of EUR 150 million, subject to customary adjustments. The transaction is expected to close in the third quarter of 2023 subject to the satisfaction of customary closing condition.

The Company performed a review for subsequent events through the date of these financial statements. Other than the announcement of the acquisition of Youda Games, no material items were noted for disclosure.

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

Our games are played on various third-party platforms for which the platform providers collect proceeds from our customers and pay us an amount after deducting platform fees. For purchases made through both the third-party and Direct-to-Consumer platforms, we are primarily responsible for fulfilling the virtual items, have the control over the content and functionality of games and have the discretion to establish the virtual items’ prices. Therefore, we are the principal and, accordingly, revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within cost of revenue.
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

General and administrative

General and administrative expenses consist of salaries, bonuses, benefits, and other compensation, including stock-based compensation, for all our corporate support functional areas, including our senior leadership. In addition, general and administrative expenses include outsourced professional services such as consulting, legal and accounting services, taxes and dues, insurance premiums, and costs associated with maintaining our property and infrastructure. General and administrative expenses also include depreciation and amortization expenses associated with assets not directly attributable to any of the expense categories above. We also record adjustments to contingent consideration payable recorded after the acquisition date, and legal settlement expenses, as components of general and administrative expense. We expect general and administrative expenses will fluctuate in absolute dollars in line with business needs.

Interest and other, net

Our interest expense includes interest incurred under our December 2019 Credit Agreement and amortization of deferred financing costs, both of which are partially offset by interest income earned on cash and cash equivalents. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. We entered into multiple interest rate swap agreements in March 2021 and in January 2023, accumulating to a total notional amount of $1.0 billion, reducing our overall exposure to variable interest rates.

Interest income consists of interest earned on cash and cash equivalents.

Provision for income taxes

The provision for income taxes consists of current income taxes in the various jurisdictions where we are subject to taxation, as well as deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under current U.S. tax law, the federal statutory tax rate applicable to corporations is 21%. Our effective tax rate can fluctuate based on various factors, including our financial results and the geographic mix to which they relate, the applicability of special tax regimes, changes in our business or operations, examination-related developments and uncertain tax positions, and changes in tax law.

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except percentages, Average DPUs and ARPDAU)	2023	2022	2023	2022
Revenues	$642.8	$659.6	$1,299.0	$1,336.5
Total cost and expenses	503.6	568.3	1,007.4	1,124.8
Operating income	139.2	91.3	291.6	211.7
Net income	75.7	36.4	159.8	119.6
Credit Adjusted EBITDA	215.0	201.5	437.7	399.0

Non-financial performance metrics
Average DAUs	8.6	9.8	8.8	10.0
Average DPUs (in thousands)	307	310	317	317
Average Daily Payer Conversion	3.6%	3.2%	3.6%	3.2%
ARPDAU	$0.83	$0.74	$0.81	$0.74
Average MAUs	28.3	35.3	29.2	33.5

Comparison of the three and six months ended June 30, 2023 versus the three and six months ended June 30, 2022

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(in millions)	(Unaudited)
Revenues	$642.8	$659.6	$1,299.0	$1,336.5
Cost of revenue	$188.0	$186.1	$373.7	$373.0
Research and development	100.3	125.2	202.7	237.9
Sales and marketing	141.2	151.8	284.9	331.5
General and administrative	74.1	105.2	146.1	182.4
Total costs and expenses	$503.6	$568.3	$1,007.4	$1,124.8

Revenues

Revenues for the three and six months ended June 30, 2023 decreased by $16.8 million and $37.5 million, respectively, when compared with the comparable periods of 2022. The net decrease in revenues for both the three and six month periods is primarily derived from the combination of growth in select casual game titles which were more than offset by declines in other casual titles and certain of our slot-themed games. We continue to see favorable impacts on revenues in certain of our games from our ongoing improvements to monetization, new content and product features.

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2023 increased by $1.9 million and $0.7 million, respectively, when compared with the comparable periods of 2022. The favorable impacts of reduced platform fees associated with reduced revenues and associated with a higher percentage of our revenues being derived through our direct-to-consumer platforms were partially offset by the $9.7 million write-off of JustPlay.LOL Ltd, increased hosting fees and an increase in amortization expense associated with recently capitalized software development costs.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2023 decreased by $24.9 million and $35.2 million, respectively, when compared with the comparable periods of 2022. Included in research and development expenses for the three and six months ended June 30, 2022, with no comparable amounts in 2023, is a reduction of expense related to the reduced compensation associated with the acquisition of the Reworks work force. Aside from this discrete item, recent headcount reductions have reduced employee compensation costs, including decreased stock-based compensation expense, for both the three and six months ended June 30, 2023.

Sales and marketing expenses

Sales and marketing expenses for the three and six months ended June 30, 2023 decreased by $10.6 million and $46.6 million, respectively, when compared with the comparable periods of 2022. The decrease in sales and marketing expenses was primarily due to decreased media buy expenses, certain recently acquired assets that became fully amortized in 2022, reducing the total recorded depreciation and amortization expense in 2023, and, to a lesser extent, due to recent headcount reductions.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2023 decreased by $31.1 million and $36.3 million, respectively, when compared with the comparable periods of 2022. Included in general and administrative expenses for the three and six months ended June 30, 2022, with no comparable amounts for the respective periods in 2023, are adjustments to the contingent consideration liability of $20.3 million in expense and $2.7 million of income, respectively. Also included in general and administrative expenses in 2022 are expenses incurred in connection with the Company’s evaluation of strategic alternatives, certain severance expenses, and expenses incurred by the Company for relocation and support provided to employees due to the war in the Ukraine. Excluding these specific discrete items, general and administrative expenses would have decreased during the three and six month periods ending June 30, 2023, when compared with the respective periods of 2022, by $8.2 million and $21.1 million, respectively. These year-over-year decreases are primarily a result of decreased headcount and employee compensation costs, including stock based compensation costs.

Other Factors Affecting Net Income

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(in millions)	(Unaudited)
Interest expense	$35.8	$25.9	$73.8	$49.6
Interest income	(10.3)	(2.5)	(18.1)	(3.3)
Foreign currency exchange, net	(2.4)	(1.1)	(4.2)	2.4
Other	—	0.1	0.2	1.2
Provision for income taxes	40.4	32.5	80.1	42.2
Interest

Interest expense for the three and six months ended June 30, 2023 increased by $9.9 million and $24.2 million, respectively, when compared with the same periods of 2022 as a result of higher average interest rates on our variable rate debt.

Interest income for the three and six months ended June 30, 2023 increased by $7.8 million and $14.8 million, respectively, when compared with the same periods of 2022 as a result of higher average interest rates earned on our cash and cash equivalents.

Provision for income taxes

The effective income tax rate for the three months ended June 30, 2023 was 34.8% compared to 47.2% for the three months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2023 was 33.4% compared to 26.1% for the six months ended June 30, 2022. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three and six months ended June 30, 2023 was primarily due to tax positions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three and six months ended June 30, 2022 was primarily due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, nondeductible stock-based compensation, and the tax impact of acquisition-related liabilities.

Net income

Upon aggregating all of the components of our results of operations above, net income for the three and six months ended June 30, 2023 increased by $39.3 million and $40.2 million, respectively, when compared with the same periods of 2022.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$75.7	$36.4	$159.8	$119.6
Provision for income taxes	40.4	32.5	80.1	42.2
Interest expense and other, net	23.1	22.4	51.7	49.9
Depreciation and amortization	48.2	42.6	87.3	82.1
EBITDA	187.4	133.9	378.9	293.8
Stock-based compensation(1)	25.3	35.4	54.5	75.2
Contingent consideration	—	20.3	—	(2.7)
Acquisition and related expenses(2)	1.9	4.6	3.1	13.6
Other items(3)	0.4	7.3	1.2	19.1
Credit Adjusted EBITDA	$215.0	$201.5	$437.7	$399.0
Net income margin	11.8%	5.5%	12.3%	8.9%
Credit Adjusted EBITDA margin	33.4%	30.5%	33.7%	29.9%
_______
(1)    Reflects, for the three and six months ended June 30, 2023 and 2022, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the three and six months ended June 30, 2023 and 2022 primarily relate to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company.
(3)    Amounts for the three and six months ended June 30, 2023 consist primarily of $0.1 million and $0.7 million, respectively, incurred by the Company for severance and, for the three month ended June 30, 2023, $0.2 million for relocation and support provided to employees due to the war in Ukraine. Amounts for the three and six months ended June 30, 2022 consist of $1.5 million and $10.3 million, respectively, incurred by the Company severance and $1.0 million and $4.0 million, respectively, incurred by the Company for relocation and support provided to employees due to the war in Ukraine. Amounts for the three and six months ended June 30, 2022 also include $3.4 million incurred in the second quarter of 2022 related to the recently announced restructuring activities.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents totaled $955.1 million and $768.7 million at June 30, 2023 and December 31, 2022, respectively. As of both June 30, 2023 and December 31, 2022, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Six months ended June 30,
	2023	2022
Net cash flows provided by operating activities	$227.5	$241.1
Net cash flows used in investing activities	(33.0)	(67.3)
Net cash flows used in financing activities	(11.4)	(11.6)
Effect of foreign exchange rate changes on cash and cash equivalents	3.6	(13.6)
Net change in cash, cash equivalents and restricted cash	$186.7	$148.6

Operating activities

Net cash flows provided by operating activities for the six months ended June 30, 2023 was $227.5 million compared with cash flows provided by operating activities of $241.1 million for the same period of 2022. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the six months ended June 30, 2023 was $33.0 million when compared with $67.3 million for the same period of 2022. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets.

Financing activities

Net cash flows used in financing activities for the six months ended June 30, 2023 was $11.4 million, compared with $11.6 million for the same period of 2022. Financing activity cash flows for the six months ended June 30, 2023 and 2022 primarily relate to repayments on our bank borrowings.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 3, Debt, to the accompanying consolidated financial statements and in Note 12, Debt, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023.

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

In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce our counterparty risk. Each swap requires us to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. In June 2023 these two interest rate swap agreements were amended, so that effective July 31, 2023 the Company will pay a fixed interest rate of 0.85% in exchange for receiving one-month Term SOFR.

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

We had borrowings outstanding under our Term Loan with book values of $1,824.6 million and $1,831.2 million at June 30, 2023 and December 31, 2022, respectively, which were subject to a weighted average interest rate of 7.52% and 4.44% for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. There were no borrowings against our Revolving Credit Facility at June 30, 2023 or December 31, 2022.

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

Investment risk

We had cash and cash equivalents including restricted cash totaling $957.1 million and $770.4 million as of June 30, 2023 and December 31, 2022, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. Due to the short-term nature of these instruments, a hypothetical 100 bps increase in interest rates would not have a material impact on their fair value as of December 31, 2022.

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

As of June 30, 2023, we had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The notional value of amounts hedged was approximately $183.0 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

For the quarter ended June 30, 2023, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

Item 6.        EXHIBITS

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
10.1
Third Amendment to Credit Agreement, dated as of June 19, 2023, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto.
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
Dated as of August 8, 2023