Form 10-Q
period 2023-09-30
Playtika Holding Corp.
filed 2023-11-08
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 367,227,554 shares of common stock, $0.01 par value per share, outstanding.

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
•geopolitical events, such as the Wars in Israel and Ukraine;
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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$878.2	$768.7
Restricted cash	1.9	1.7
Accounts receivable	168.3	141.1
Prepaid expenses and other current assets	119.5	113.4
Total current assets	1,167.9	1,024.9
Property and equipment, net	109.5	125.7
Operating lease right-of-use assets	104.7	104.2
Intangible assets other than goodwill, net	303.6	354.0
Goodwill	1,005.2	811.2
Deferred tax assets, net	71.9	68.3
Investments in unconsolidated entities	54.1	52.6
Other non-current assets	160.7	156.7
Total assets	$2,977.6	$2,697.6

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$16.9	$12.4
Accounts payable	38.2	50.7
Operating lease liabilities, current	18.4	13.5
Accrued expenses and other current liabilities	327.1	385.2
Total current liabilities	400.6	461.8
Long-term debt	2,402.4	2,411.2
Contingent consideration	77.4	—
Other long-term liabilities, including employee related benefits	247.6	252.1
Operating lease liabilities, long-term	89.6	94.5
Deferred tax liabilities	41.9	46.6
Total liabilities	3,259.5	3,266.2
Commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 367.1 and 363.6 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both September 30, 2023 and December 31, 2022)	(603.5)	(603.5)
Additional paid-in capital	1,237.9	1,155.8
Accumulated other comprehensive income	24.5	17.6
Accumulated deficit	(944.9)	(1,142.6)
Total stockholders' deficit	(281.9)	(568.6)
Total liabilities and stockholders’ deficit	$2,977.6	$2,697.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$630.1	$647.8	$1,929.1	$1,984.3
Costs and expenses
Cost of revenue	173.9	181.8	537.9	554.8
Research and development	102.2	115.1	304.9	353.0
Sales and marketing	142.8	145.4	427.7	476.9
General and administrative	79.6	74.1	225.7	256.5
Impairment of intangible assets	41.6	—	51.3	—
Total costs and expenses	540.1	516.4	1,547.5	1,641.2
Income from operations	90.0	131.4	381.6	343.1
Interest and other, net	25.2	24.3	76.9	74.2
Income before income taxes	64.8	107.1	304.7	268.9
Provision for income taxes	26.9	38.9	107.0	81.1
Net income	37.9	68.2	197.7	187.8
Other comprehensive income (loss)
Foreign currency translation	(4.1)	(14.5)	(1.2)	(27.8)
Change in fair value of derivatives	1.1	10.5	8.1	23.3
Total other comprehensive income (loss)	(3.0)	(4.0)	6.9	(4.5)
Comprehensive income	$34.9	$64.2	$204.6	$183.3

Net income per share attributable to common stockholders, basic	$0.10	$0.17	$0.54	$0.46
Net income per share attributable to common stockholders, diluted	$0.10	$0.17	$0.54	$0.46
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	366.7	412.7	365.8	412.3
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	367.6	412.7	366.3	412.6
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2023	363.6	$4.1	$(603.5)	$1,155.8	$17.6	$(1,142.6)	$(568.6)
Net income	—	—	—	—	—	84.1	84.1
Stock-based compensation	—	—	—	29.8	—	—	29.8
Issuance of shares upon vesting of RSUs and PSUs	2.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(1.3)	—	—	(1.3)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balances at March 31, 2023	365.6	4.1	(603.5)	1,184.3	12.9	(1,058.5)	(460.7)
Net income	—	—	—	—	—	75.7	75.7
Stock-based compensation	—	—	—	26.1	—	—	26.1
Issuance of shares upon vesting of RSUs	0.7	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss	—	—	—	—	14.6	—	14.6
Balances at June 30, 2023	366.3	4.1	(603.5)	1,209.8	27.5	(982.8)	(344.9)
Net income	—	—	—	—	—	37.9	37.9
Stock-based compensation	—	—	—	28.8	—	—	28.8
Issuance of shares upon vesting of RSUs	0.8	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.7)	—	—	(0.7)
Other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Balances at September 30, 2023	367.1	$4.1	$(603.5)	$1,237.9	$24.5	$(944.9)	$(281.9)

	Share capital
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2022	411.1	$4.1	$1,032.9	$3.2	$(1,417.9)	$(377.7)
Net income	—	—	—	—	83.2	83.2
Stock-based compensation	—	—	40.5	—	—	40.5
Issuance of shares upon vesting of RSUs	1.1	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(1.4)	—	—	(1.4)
Other comprehensive income	—	—	—	15.4	—	15.4
Balances at March 31, 2022	412.2	4.1	1,072.0	18.6	(1,334.7)	(240.0)
Net income	—	—	—	—	36.4	36.4
Share-based compensation	—	—	36.1	—	—	36.1
Issuance of shares upon vesting of RSUs	0.2	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	(15.9)	—	(15.9)
Balances at June 30, 2022	412.4	4.1	1,107.4	2.7	(1,298.3)	(184.1)
Net income	—	—	—	—	68.2	68.2
Share-based compensation	—	—	31.9	—	—	31.9
Issuance of shares upon vesting of RSUs	0.3	*	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss	—	—	—	(4.0)	—	(4.0)
Balances at September 30, 2022	412.7	$4.1	$1,138.9	$(1.3)	$(1,230.1)	$(88.4)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$197.7	$187.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	33.2	33.4
Amortization of intangible assets	82.8	88.3
Impairment of intangible assets	51.3	—
Stock-based compensation	82.5	106.8
Amortization of loan discount	5.2	5.8
Change in contingent consideration	—	(13.1)
Change in deferred taxes, net	(11.1)	(12.3)
Loss from foreign currency	(1.3)	8.2
Non-cash lease expenses (income)	(0.6)	(8.1)
Changes in operating assets and liabilities:
Accounts receivable	(23.4)	12.0
Prepaid expenses and other current and non-current assets	4.0	(19.8)
Accounts payable	(18.1)	(5.0)
Accrued expenses and other current and non-current liabilities	(65.9)	(67.7)
Net cash provided by operating activities	336.3	316.3
Cash flows from investing activities
Purchase of property and equipment	(16.8)	(38.3)
Capitalization of internal use software costs	(27.8)	(30.6)
Purchase of software for internal use	(9.0)	(7.7)
Short-term bank deposits	—	100.1
Payments for business combination, net of cash acquired	(160.6)	(29.9)
Other investing activities	(1.1)	(9.8)
Net cash used in investing activities	(215.3)	(16.2)
Cash flows from financing activities
Repayments on bank borrowings	(9.5)	(14.2)
Net cash outflow for business acquisitions	—	(26.9)
Payment of tax withholdings on stock-based payments	(2.6)	(2.1)
Net cash used in financing activities	(12.1)	(43.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.8	(18.9)
Net change in cash, cash equivalents and restricted cash	109.7	238.0
Cash, cash equivalents and restricted cash at the beginning of the period	770.4	1,019.0
Cash, cash equivalents and restricted cash at the end of the period	$880.1	$1,257.0

	Nine months ended September 30,
	2023	2022
Supplemental cash flow disclosures
Cash paid for income taxes	$137.7	$130.0
Cash paid for interest	$114.7	$80.3
Cash received for interest	$26.7	$8.7
Non-cash financing and investing activities
Right-of-use assets acquired under operating leases	$14.5	$32.6
Contingent consideration related to business acquisition	$77.4	$11.4
Deferred Tender Offer costs	$—	$2.6
Capitalization of stock-based compensation costs	$2.2	$1.7
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2022 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023.

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

	September 30, 2023	December 31, 2022
Apple	56%	43%
Google	26%	35%
Facebook	4%	7%

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

NOTE 2.    ACQUISITION

Acquisition of Youda Games

On August 28, 2023, the Company completed the acquisition of the Youda Games (the “Youda Games”) portfolio from Azerion Group N.V. consistent with the Company’s strategy to increase its breadth of entertainment genres and leverage the Company’s technology platforms and live operations. Terms of the acquisition agreement include initial cash consideration of EUR 81.3 million plus an earnout based on the performance of the acquired business, with a maximum total consideration of EUR 150 million, subject to customary adjustments. The acquisition was accounted for as a business combination.

Within the accompanying consolidated financial statements, management has recorded its preliminary estimate of the assets acquired and liabilities assumed in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company with finalizing these estimates, with such finalization expected to be completed during the fourth quarter of 2023. As such, the Company expects that the initial purchase price allocation may change.

The goodwill, which is deductible for tax purposes, is generally attributable to synergies between the Company's and Youda Game's respective studio operations and games.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total Consideration	$89.9
Less: Acquisition date fair value of contingent consideration	(2.4)
Consideration paid as of August 28, 2023	$87.5

Identifiable assets acquired and liabilities assumed
Intangible assets other than goodwill	$44.9
Goodwill	45.0
Contingent consideration	(2.4)
Total identifiable assets acquired and liabilities assumed	$87.5

The developed game assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of eight years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Transaction costs incurred by the Company in connection with the Youda Games acquisition, were approximately $1.6 million for the three and nine months ended September 30, 2023, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the August 28, 2023 acquisition date have not been presented because the incremental results from Youda Games are not material to the consolidated statements of comprehensive income presented herein.

Acquisition of G.S InnPlay Labs Ltd.

On September 14, 2023, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of G.S InnPlay Labs Ltd. (“InnPlay”) for an aggregate purchase price equal to (i) $80 million, subject to customary closing adjustments, and (ii) earnout payments of up to $220 million, the amounts of which will be based on certain revenue growth performance metrics of InnPlay during the two years following the closing of the transaction. The acquisition is consistent with the Company’s strategy to increase its breadth of entertainment genres and leverage the Company’s technology platforms and live operations expertise to enhance game operations. The acquisition transaction closed on September 28, 2023 and was accounted for as a business combination.

Within the accompanying consolidated financial statements, management has recorded its preliminary estimate of the assets acquired and liabilities assumed in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. Due to time constraints between the acquisition and quarter end, the Company accounted for the entire balance of intangible assets acquired as goodwill as of September 30, 2023. The Company has engaged a third-party valuation specialist to assist the Company with finalizing the valuation estimates and the further allocation of value among all intangible assets, with such finalization expected to be completed during the fourth quarter of 2023. As such, the Company expects that the initial purchase price allocation will change.

The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and InnPlay's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total Consideration	$148.8
Less: Cash acquired	(0.8)
Total consideration, net of cash acquired	148.0
Less: Acquisition date fair value of contingent consideration	(75.0)
Consideration paid as of September 28, 2023	$73.0

Identifiable assets acquired and liabilities assumed
Accounts receivable	$4.3
Property and equipment	0.2
Goodwill	149.6
Contingent consideration	(75.0)
Liabilities assumed	(6.1)
Total identifiable assets acquired and liabilities assumed	$73.0

Net revenues and net loss for InnPlay for the period prior to acquisition of January 1 through September 27, 2023 were approximately $17 million and $11 million, respectively.

Transaction costs incurred by the Company in connection with the InnPlay acquisition were approximately $0.7 million for the three and nine months ended September 30, 2023, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the September 28, 2023 acquisition date have not been presented because the incremental results from InnPlay are not material to the consolidated statements of comprehensive income presented herein. Further, pro forma results of operations for the combined Youda Games and InnPlay acquisitions subsequent to their respective acquisition dates have not been presented because the incremental results from the two acquisition transactions, when combined, are not material to the consolidated statements of comprehensive income presented herein.

NOTE 3.    GOODWILL

Changes in goodwill for the nine months ended September 30, 2023 were as follows (in millions):

Nine months ended September 30, 2023
Balance at beginning of period	$811.2
Goodwill acquired during the period	194.6
Foreign currency translation adjustments	(0.6)
Balance at end of period	$1,005.2

NOTE 4.    INTANGIBLE ASSETS OTHER THAN GOODWILL, NET

The carrying amounts and accumulated amortization of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at September 30, 2023 and December 31, 2022, were as follows (in millions):

	September 30, 2023
	Weighted average remaining useful life (in years)	Balance	December 31, 2022
Historical cost basis
Developed games and acquired technology	2.8	$637.4	$599.2
Trademarks and user base	0.0	31.0	31.0
Internal use software	2.4	156.1	126.2
		824.5	756.4
Accumulated amortization
Developed games and acquired technology		(411.2)	(315.4)
Trademarks and user base		(31.0)	(31.0)
Internal use software		(78.7)	(56.0)
		(520.9)	(402.4)
Intangible assets other than goodwill, net		$303.6	$354.0

During the three months ended September 30, 2023 and 2022, the Company recorded amortization expense in the amounts of $27.3 million and $28.2 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded amortization expense in the amounts of $82.8 million and $88.3 million, respectively.

In the second quarter of 2023, the Company recorded an intangible asset impairment of $9.7 million related to JustPlay.LOL Ltd’s game title.

During the three months ended September 30, 2023, the Company recorded an impairment charge of $41.6 million related to the Redecor game title based upon lower than expected performance of that title. The Company has recently released certain changes to the game operations and mechanics in an effort to improve the performance of this title. Given the recent nature of the game updates, it is too early to determine if such changes will have a positive impact on the game. To the extent these recent changes to the game do not boost the performance of the Redecor title, the remaining balance of the Redecor game title of approximately $44 million may be impaired in future periods.

As of September 30, 2023, the total expected future amortization related to intangible assets was as follows (in millions):

Remaining 2023	$24.6
2024	89.2
2025	80.5
2026	64.9
2027 and thereafter	44.4
Total	$303.6

NOTE 5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2023 and December 31, 2022 were as follows (in millions):

	September 30, 2023	December 31, 2022
Employees and related expenses	$123.6	$170.3
Accrued expenses	93.6	110.1
Media buy	49.4	41.3
Deferred revenues	46.9	38.6
Tax accruals	13.6	24.9
Total accrued expenses and other current liabilities	$327.1	$385.2

NOTE 6.    DEBT

	September 30, 2023				December 31, 2022
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	8.180%	$1,826.1	$1,857.3	$1,831.2
Senior Notes	2029	4.250%	593.2	600.0	592.4
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,419.3	2,457.3	2,423.6
Less: Current portion of long-term debt			(16.9)	(23.8)	(12.4)
Long-term debt			$2,402.4	$2,433.5	$2,411.2

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $38.0 million and $43.2 million at September 30, 2023 and December 31, 2022, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At September 30, 2023, the Company’s first-priority net senior secured leverage ratio was 1.16 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of September 30, 2023.

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

NOTE 7.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of September 30, 2023, a total of 39,205,118 shares of the Company’s common stock had been allocated to awards granted under the Plan and 17,027,110 shares remained available for future grants.

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2023:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2023	3.4	8.2	$19.08
Granted	0.1		$10.29
Exercised	—
Cancelled	(1.7)		$20.20
Expired	—		$—
Outstanding at September 30, 2023	1.8	7.9	$17.73	$—
Exercisable at September 30, 2023	0.8	7.5	$20.78	$—

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in each respective period, as well as for options repriced during the first quarter of 2022:

	Nine months ended September 30,
	2023	2022
Risk-free interest rate	3.34% - 3.79%	0.67% - 2.94%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	52.13% - 52.79%	40.96% - 42.52%

RSUs

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2023:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2023	14.9	$18.69
Granted	2.1	$10.21
Vested	(3.4)	$18.09	$35.9
Cancelled	(0.8)	$18.55
Outstanding at September 30, 2023	12.8	$17.45

PSUs

As of September 30, 2023, the Company does not expect any PSUs associated with the 2023 tranche to vest. Consistent with the Company's current forecasted performance for 2024 and 2025, a target of 50% for the PSUs associated with the 2024 and 2025 tranches is expected.

The following table summarizes the Company’s PSU activity during the nine months ended September 30, 2023:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2023	3.2	$9.72
Granted	—	$—
Vested	(0.4)	$9.72	$4.2
Cancelled	(0.6)	$9.72
Outstanding at September 30, 2023	2.2	$9.72
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

Stock-Based Compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options	$1.0	$8.8	$2.4	$29.6
RSUs	27.1	23.9	81.1	73.6
PSUs	0.7	(0.8)	1.2	5.3
Total stock-based compensation costs	$28.8	$31.9	$84.7	$108.5

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development expenses	$9.6	$11.3	$28.6	$38.3
Sales and marketing expenses	2.3	2.8	7.1	8.5
General and administrative expenses	16.1	17.5	46.8	60.0
Total stock-based compensation costs, net of amounts capitalized	$28.0	$31.6	$82.5	$106.8

During the three months ended September 30, 2023 and 2022, the Company capitalized $0.8 million and $0.3 million of stock-based compensation cost, respectively. During the nine months ended September 30, 2023 and 2022, the Company capitalized $2.2 million and $1.7 million of stock-based compensation cost, respectively.

As of September 30, 2023, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $6.9 million, $176.4 million and $4.6 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 1.9 years, 2.0 years and 1.8 years, respectively.

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

The aggregate fair value of the Company’s interest rate swap agreements was an asset of $65.1 million as of September 30, 2023 and was recorded in prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At September 30, 2023, the Company had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $182.7 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $10.5 million as of September 30, 2023 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Derivative instruments - foreign currency derivative contracts	$146.8	$61.3	$240.1	$264.6
Derivative instruments - interest rate swaps	—	—	500.0	—
Derivative instruments - others (non-hedging)	—	45.1	1.6	50.5

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

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	September 30, 2023
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,857.3	$1,852.7	Level 2
Senior Notes	600.0	502.5	Level 2
Total debt	$2,457.3	$2,355.2

	December 31, 2022
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,866.8	$1,794.5	Level 2
Senior Notes	600.0	468.0	Level 2
Total debt	$2,466.8	$2,262.5

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022 (in millions):

		Fair Value at
	Fair Value Hierarchy	September 30, 2023	December 31, 2022
Cash and cash equivalents
Cash	Level 1	$115.3	$150.7
Money market funds	Level 1	423.8	294.8
Term deposits	Level 1	226.3	243.3
Commercial papers	Level 2	112.8	79.9

Prepaid expenses and other current assets
Derivative instruments - foreign currency derivative contracts	Level 2	$0.3	$2.2
Derivative instruments - interest rate swaps	Level 2	31.4	19.5

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$33.7	$29.3

Accrued expenses and other current liabilities
Derivative instruments - foreign currency derivative contracts	Level 2	$10.9	$7.5

The fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3) and consisted of the following (in millions):

Balance as of January 1, 2023	$—
Recorded in connection with acquisition transactions	77.4
Balance as of September 30, 2023	$77.4

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

NOTE 10.    COMMITMENTS AND CONTINGENCIES

In December 2016, a copywriter lawsuit was filed against Wooga GmbH (a subsidiary of the Company) in the regional court of Berlin, Germany. The Plaintiff is suing for additional remuneration to his contributions for a storyline provided for one of Wooga's games and alleged reuse of parts of that storyline in one of Wooga’s other games. The next court hearing is scheduled for December 6, 2023. As of September 30, 2023, the Company has recorded in its financial statements a reserve based upon its best estimate outcome. It is possible that any final amounts payable in connection with this lawsuit could exceed the Company’s currently reserved best estimate. The Company has defended this case vigorously and will continue to do so.

In November 2013, the Company’s subsidiary, Playtika, Ltd., sent an initial demand letter to Enigmatus s.r.o., a game developer in the Czech Republic, which owns various U.S. trademark registrations that resemble the Company’s Sloto-formative trademark names, demanding that it cease use of the trademark Slotopoly. In response, Enigmatus s.r.o. asserted that it was the owner of the Sloto-formative trademarks and denied that its game title infringed upon the Company’s trademarks. Enigmatus s.r.o. applied to register one of the Company’s trademarks in the United Kingdom and European Union, and the Company successfully opposed its applications. In December 2016, Enigmatus s.r.o., filed a trademark infringement lawsuit, Enigmatus, s.r.o. v. Playtika LTD and Caesars Interactive Entertainment, Inc., against Playtika, Ltd. and Caesars Interactive Entertainment LLC in the Federal Court of Canada asserting that the Company’s use of the Slotomania trademarks violates its proprietary and trademark rights. The plaintiff sought injunctive relief and monetary damages. Pleadings have been exchanged and documentary discovery completed. A hearing for summary trial was conducted between June 27-29, 2023. The Company has defended this case vigorously and will continue to do so. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

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

On November 4, 2022, the Company and certain of its directors were named in a derivative action lawsuit filed in the United States District Court for the Eastern District of New York (Bushansky v. Antokol., et al.). The complaint was brought on behalf of the Company by a putative stockholder alleging that the named directors were negligent in their oversight of the preparation of the Company’s Proxy Statement in alleged violation of federal securities laws and that those directors breached their fiduciary duties upon related allegations. The complaint also asserts claims for contribution and indemnification, and aiding and abetting. The complaint seeks, among other things, damages, disgorgement and restitution by the director defendants, and attorneys’ fees and costs. Based upon an agreement of plaintiff, the Company, and the other defendants, on February 13, 2023, the Court stayed this action until the resolution of the motion to dismiss in the class action case of Bar-Asher v. Playtika Holding Corp. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to vigorously defend this case.

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. A pre-trial hearing was held on May 4, 2023. The parties agreed to appoint a mediator to try and resolve the dispute. The first mediation meeting was held on August 16, 2023 and the second mediation meeting is scheduled for October 30, 2023. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. If a mediated resolution will not be reached the Company will continue defending this case vigorously.

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss is scheduled for November 21, 2023. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company has defended this case vigorously and will continue to do so.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The Company timely removed the new complaint to the same U.S. district court on September 28, 2023. On October 20, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court. The Company intends to oppose the motion to remand. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and intends to file a claim with the district court. The Company intends to pursue this case vigorously.

The Company received seven demands for arbitration in late 2022 and early 2023 alleging that its games constitute illegal gambling under applicable state law. These demands generally attempted to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes. Of these demands, only two remain pending. In one, the arbitrator has indicated that he intends to grant the Massachusetts claimant’s request to end the arbitration and seek recourse in an appropriate court. The other arbitration (in Ohio) remains in a preliminary stage. As these matters remain in early or procedural stages, the Company cannot estimate what impact, if any, the arbitrations may have on its results of operations, financial condition or cash flows. The Company will continue to defend these matters vigorously.

NOTE 11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Geographic location
USA	$433.9	$457.2	$1,348.1	$1,398.4
EMEA	107.0	94.1	314.1	292.8
APAC	45.1	51.5	136.0	156.0
Other	44.1	45.0	130.9	137.1
Total	$630.1	$647.8	$1,929.1	$1,984.3

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Third-party platforms	$469.1	$497.1	$1,451.3	$1,527.6
Direct-to-consumer platforms	161.0	150.7	477.8	456.7
Total revenues	$630.1	$647.8	$1,929.1	$1,984.3
Contract balances

Payments from players for virtual items are collected by platform providers or payment processors and remitted to the Company (net of the platform or clearing fees) generally within 30 days after the player transaction. The Company’s right to receive the payments collected by the platform providers or payment processors is recorded as an accounts receivable as the right to receive payment is unconditional. Deferred revenues, which represent a contract liability, represent mostly unrecognized fees billed for virtual items which have not yet been consumed at the balance sheet date. Platform fees paid to platform providers or payment processors and associated with deferred revenues represent a contract asset.

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	September 30, 2023	December 31, 2022
Accounts receivable	$168.3	$141.1
Contract assets (1)	12.8	10.8
Contract liabilities (2)	46.9	38.6
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three and nine months ended September 30, 2023, the Company recognized $5.0 million and $36.4 million, respectively, of its contract liabilities that were outstanding as of December 31, 2022.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 12.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	September 30, 2023	December 31, 2022
Israel	$91.5	$100.9
USA	59.4	62.0
Ukraine	23.5	26.1
Other	39.8	40.9
Total long-lived assets, net	$214.2	$229.9

NOTE 13.    APPRECIATION AND RETENTION PLAN

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $27.6 million and $27.0 million during the three months ended September 30, 2023 and 2022, respectively, and $86.5 million and $79.9 million during the nine months ended September 30, 2023 and 2022, respectively.

The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $0.2 million and $7.7 million during the three and nine months ended September 30, 2022, respectively. There were no such expenses in the three and nine months ended September 30, 2023.

NOTE 14.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense	$39.5	$31.5	$113.3	$81.1
Interest income	(12.0)	(5.8)	(30.1)	(9.1)
Foreign currency translation differences, net	(2.6)	(1.5)	(6.8)	0.9
Other	0.3	0.1	0.5	1.3
Total interest and other, net	$25.2	$24.3	$76.9	$74.2

NOTE 15.    INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
(in millions, except tax rate)	2023	2022	2023	2022
Income before income taxes	$64.8	$107.1	$304.7	$268.9
Provision for income taxes	$26.9	$38.9	$107.0	$81.1
Effective tax rate	41.5%	36.3%	35.1%	30.2%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three and nine months ended September 30, 2023 was primarily due to tax positions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three and nine months ended September 30, 2022 was primarily due to tax provisions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and nondeductible stock-based compensation.

NOTE 16.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2023	$(15.6)	$37.7	$(4.5)	$17.6
Other comprehensive income (loss) before reclassifications	3.1	(4.0)	(2.0)	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	2.4	(1.8)
Balance as of March 31, 2023	(12.5)	29.5	(4.1)	12.9
Other comprehensive income (loss) before reclassifications	(0.2)	20.5	(2.4)	17.9
Amounts reclassified from accumulated other comprehensive income	—	(5.5)	2.2	(3.3)
Balance as of June 30, 2023	(12.7)	$44.5	$(4.3)	$27.5
Other comprehensive income (loss) before reclassifications	(4.1)	11.9	(6.7)	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.2)	2.1	(4.1)
Balance as of September 30, 2023	$(16.8)	$50.2	$(8.9)	$24.5

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2022	$(1.9)	$4.2	$0.9	$3.2
Other comprehensive income (loss) before reclassifications	(3.3)	17.7	0.3	14.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.1)	0.7
Balance as of March 31, 2022	(5.2)	22.7	1.1	18.6
Other comprehensive income (loss) before reclassifications	(10.0)	5.2	(12.3)	(17.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	1.1	1.2
Balance as of June 30, 2022	(15.2)	28.0	(10.1)	2.7
Other comprehensive income (loss) before reclassifications	(14.5)	13.7	(6.0)	(6.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	4.0	2.8
Balance as of September 30, 2022	$(29.7)	$40.5	$(12.1)	$(1.3)

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$1.8	$3.7	$3.8	$10.9
Foreign currency derivative contracts	(0.9)	(0.4)	(0.9)	(2.5)

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three and nine months ended September 30, 2023 and 2022.

NOTE 17.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$37.9	$68.2	$197.7	$187.8
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	366.7	412.7	365.8	412.3
Stock-based compensation awards	0.9	—	0.5	0.3
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	367.6	412.7	366.3	412.6
Net income per share, basic	$0.10	$0.17	$0.54	$0.46
Net income per share, diluted	$0.10	$0.17	$0.54	$0.46

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options	1.8	16.2	2.3	16.8
RSUs	9.9	14.2	10.9	9.5
Total	11.7	30.4	13.2	26.3

In addition, 2.2 million PSUs were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2023 because the minimum performance measures were not yet met.

NOTE 18.    SUBSEQUENT EVENTS

The Company performed a review for subsequent events through the date of these financial statements.

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. While this war has not had a direct material financial impact on the Company as of the date of this filing, the Company employs approximately 1,100 professionals in Israel which represents approximately 29% of our global workforce. As of this week, approximately 150 of our colleagues have been activated from the Israeli military reserves. The Company is actively monitoring the developments in this war. See further discussion in Risk Factors in Part II. Item 1A of this quarterly report on Form 10-Q.

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

Recent Events

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. While this war has not had a direct material financial impact on the Company as of the date of this filing, the Company employs approximately 1,100 professionals in Israel. The Company is actively monitoring the developments in this war.

Components of our Results of Operations

Revenues

We primarily derive revenue from the sale of virtual items associated with mobile and web games.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except percentages, Average DPUs and ARPDAU)	2023	2022	2023	2022
Revenues	$630.1	$647.8	$1,929.1	$1,984.3
Total cost and expenses	540.1	516.4	1,547.5	1,641.2
Operating income	90.0	131.4	381.6	343.1
Net income	37.9	68.2	197.7	187.8
Credit Adjusted EBITDA	205.6	203.5	643.3	602.5

Non-financial performance metrics
Average DAUs	8.4	9.0	8.7	9.7
Average DPUs (in thousands)	299	310	311	315
Average Daily Payer Conversion	3.6%	3.4%	3.6%	3.3%
ARPDAU	$0.81	$0.78	$0.81	$0.75
Average MAUs	28.4	30.2	29.0	32.4

Comparison of the three and nine months ended September 30, 2023 versus the three and nine months ended September 30, 2022

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(in millions)	(Unaudited)
Revenues	$630.1	$647.8	$1,929.1	$1,984.3
Cost of revenue	$173.9	$181.8	$537.9	$554.8
Research and development	102.2	115.1	304.9	353.0
Sales and marketing	142.8	145.4	427.7	476.9
General and administrative	79.6	74.1	225.7	256.5
Impairment of intangible assets	41.6	—	51.3	—
Total costs and expenses	$540.1	$516.4	$1,547.5	$1,641.2

Revenues

Revenues for the three and nine months ended September 30, 2023 decreased by $17.7 million and $55.2 million, respectively, when compared with the comparable periods of 2022. The net decrease in revenues for both the three and nine month periods is primarily derived from the combination of growth in select casual game titles and the acquisition of Youda Games which were more than offset by declines in other casual titles and certain of our slot-themed games. We continue to see favorable impacts on revenues in certain of our games from our ongoing improvements to monetization, new content and product features.

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2023 decreased by $7.9 million and $16.9 million, respectively, when compared with the comparable periods of 2022. The favorable impacts of reduced platform fees associated with reduced revenues and associated with a higher percentage of our revenues being derived through our direct-to-consumer platforms were partially offset by increased hosting fees and an increase in amortization expense associated with recently capitalized software development costs.

Research and development expenses

Research and development expenses for the three and nine months ended September 30, 2023 decreased by $12.9 million and $48.1 million, respectively, when compared with the comparable periods of 2022. Recent headcount reductions have reduced employee compensation costs, including decreased stock-based compensation expense, for both the three and nine months ended September 30, 2023. Included in research and development expenses for the nine months ended September 30, 2022, with no comparable amounts in 2023, is a reduction in expense related to the reduced earnout compensation related to the acquisition of the Reworks work force.

Sales and marketing expenses

Sales and marketing expenses for the three and nine months ended September 30, 2023 decreased by $2.6 million and $49.2 million, respectively, when compared with the comparable periods of 2022. The decrease in sales and marketing expenses for the three months ended September 30, 2023, was due to certain recently acquired assets that became fully amortized in 2022, reducing the total recorded depreciation and amortization expense in 2023, and, to a lesser extent, due to recent headcount reductions. In addition to these drivers, the decrease in sales and marketing expenses for the nine months ended September 30, 2023 was primarily a result of decreased media buy expenses,

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 increased by $5.5 million and for the nine months ended September 30, 2023, decreased $30.8 million when compared with the comparable periods of 2022.

Included in general and administrative expenses for the three and nine months ended September 30, 2023, with no comparable amounts for the respective periods in 2022 is $1.0 million of tax assessment paid under protest. Included in general and administrative expenses for the three and nine months ended September 30, 2022, with no comparable amounts for the respective periods in 2023, are adjustments to the contingent consideration liability of $11.4 million and $14.1 million of income, respectively. Also included in general and administrative expenses in 2022 are expenses incurred in connection with the Company’s evaluation of strategic alternatives, certain severance expenses, and expenses incurred by the Company for relocation and support provided to employees due to the war in the Ukraine. Excluding these specific discrete items, general and administrative expenses would have decreased during the three and nine month periods ending September 30, 2023, when compared with the respective periods of 2022, by $4.9 million and $23.6 million, respectively. These year-over-year decreases are primarily a result of decreased headcount and employee compensation costs, including stock based compensation costs.

Impairment of intangible assets

During the three and nine months ended September 30, 2023, the Company recorded an impairment charge of $41.6 million related to the Redecor game title based upon lower than expected performance of that title based upon lower than expected performance of that title. The Company has recently released certain changes to the game operations and mechanics in an effort to improve the performance of this title. Given the recent nature of the game updates, it is too early to determine if such changes will have a positive impact on the game. To the extent these recent changes to the game do not boost the performance of the Redecor title, the remaining balance of the Redecor game title of approximately $44 million may be impaired in future periods.

Also included in the nine months ended September 30, 2023 is a $9.7 million write-off of JustPlay.LOL Ltd’s game title.

Other Factors Affecting Net Income

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(in millions)	(Unaudited)
Interest expense	$39.5	$31.5	$113.3	$81.1
Interest income	(12.0)	(5.8)	(30.1)	(9.1)
Foreign currency exchange, net	(2.6)	(1.5)	(6.8)	0.9
Other	0.3	0.1	0.5	1.3
Provision for income taxes	26.9	38.9	107.0	81.1
Interest

Interest expense for the three and nine months ended September 30, 2023 increased by $8.0 million and $32.2 million, respectively, when compared with the same periods of 2022 as a result of higher average interest rates on our variable rate debt.

Interest income for the three and nine months ended September 30, 2023 increased by $6.2 million and $21.0 million, respectively, when compared with the same periods of 2022 as a result of higher average interest rates earned on our cash and cash equivalents.

Provision for income taxes

The effective income tax rate for the three months ended September 30, 2023 was 41.5% compared to 36.3% for the three months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was 35.1% compared to 30.2% for the nine months ended September 30, 2022. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three and nine months ended September 30, 2023 was primarily due to tax positions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three and nine months ended September 30, 2022 was primarily due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and nondeductible stock-based compensation.

Net income

Upon aggregating all of the components of our results of operations above, net income for the three months ended September 30, 2023, decreased by $30.3 million and for the nine months ended September 30, 2023, increased $9.9 million when compared with the same periods of 2022.

Reconciliation of Credit Adjusted EBITDA to Net Income

Credit Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Credit Adjusted EBITDA to net income, the closest GAAP financial measure. Our Credit Agreement defines Adjusted EBITDA (which we call “Credit Adjusted EBITDA”) as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) impairment of intangible assets, (vi) stock-based compensation, (vii) contingent consideration, (viii) acquisition and related expenses, and (ix) certain other items. We calculate Credit Adjusted EBITDA Margin as Credit Adjusted EBITDA divided by revenues.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$37.9	$68.2	$197.7	$187.8
Provision for income taxes	26.9	38.9	107.0	81.1
Interest expense and other, net	25.2	24.3	76.9	74.2
Depreciation and amortization	38.4	39.6	116.0	121.7
EBITDA	128.4	171.0	497.6	464.8
Impairment of intangible assets	41.6	—	51.3	—
Stock-based compensation(1)	28.0	31.6	82.5	106.8
Contingent consideration	—	(11.4)	—	(14.1)
Acquisition and related expenses(2)	5.6	6.1	8.7	19.7
Other items(3)	2.0	6.2	3.2	25.3
Credit Adjusted EBITDA	$205.6	$203.5	$643.3	$602.5
Net income margin	6.0%	10.5%	10.2%	9.5%
Credit Adjusted EBITDA margin	32.6%	31.4%	33.3%	30.4%
_______
(1)    Reflects, for the three and nine months ended September 30, 2023 and 2022, stock-based compensation expense related to the issuance of equity awards to certain of our employees.
(2)    Amounts for the three and nine months ended September 30, 2023 and 2022 primarily relate to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company.
(3)    Amounts for the three and nine months ended September 30, 2023 consist primarily of $0.8 million and $1.5 million, respectively, incurred by the Company for severance and, for the three and nine months ended September 30, 2023, $1.0 million for tax assessment paid under protest. Amounts for the three and nine months ended September 30, 2022 consist of $1.9 million and $12.1 million, respectively, incurred by the Company for severance and for the nine months ended September 30, 2022, $4.0 million incurred by the Company for relocation and support provided to employees due to the war in Ukraine. Amounts for the three and nine months ended September 30, 2022 also include $2.7 million and $6.1 million, respectively, incurred related to the restructuring activities announced last year.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents totaled $878.2 million and $768.7 million at September 30, 2023 and December 31, 2022, respectively. As of both September 30, 2023 and December 31, 2022, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Nine months ended September 30,
	2023	2022
Net cash flows provided by operating activities	$336.3	$316.3
Net cash flows used in investing activities	(215.3)	(16.2)
Net cash flows used in financing activities	(12.1)	(43.2)
Effect of foreign exchange rate changes on cash and cash equivalents	0.8	(18.9)
Net change in cash, cash equivalents and restricted cash	$109.7	$238.0

Operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2023 was $336.3 million compared with cash flows provided by operating activities of $316.3 million for the same period of 2022. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the nine months ended September 30, 2023 was $215.3 million when compared with $16.2 million for the same period of 2022. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets, including business acquisitions in 2023.

Financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2023 was $12.1 million, compared with $43.2 million for the same period of 2022. Financing activity cash flows for the nine months ended September 30, 2023 and 2022 primarily relate to repayments on our bank borrowings.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 6, Debt, to the accompanying consolidated financial statements and in Note 12, Debt, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023.

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

We had borrowings outstanding under our Term Loan with book values of $1,826.1 million and $1,831.2 million at September 30, 2023 and December 31, 2022, respectively, which were subject to a weighted average interest rate of 7.72% and 4.44% for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. There were no borrowings against our Revolving Credit Facility at September 30, 2023 or December 31, 2022.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.6 million over a twelve-month period, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. We are unable to estimate the impact on the fair value of our debt of a hypothetical 100 basis point increase or decrease in weighted average interest rates.

Investment risk

We had cash and cash equivalents including restricted cash totaling $880.1 million and $770.4 million as of September 30, 2023 and December 31, 2022, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. Due to the short-term nature of these instruments, a hypothetical 100 bps increase in interest rates would not have a material impact on their fair value as of December 31, 2022.

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

As of September 30, 2023, we had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The notional value of amounts hedged was approximately $182.7 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

For the quarter ended September 30, 2023, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q.

Item 1A.    RISK FACTORS

We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the ongoing War in Israel.

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

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Casualties have been sustained by both sides and the State of Israel has called a percentage of the population into active duty including employees of the Company. We cannot predict the outcome of developments in the War in Israel or the reaction to such developments by other countries or international authorities particularly as the conflict has triggered diplomatic rifts and protests around the world. Hezbollah, a group designated as a terrorist organization by the United States which controls land in Southern Lebanon that borders Israel, and Israeli forces have clashed since the October 7, 2023 attacks by Hamas. An escalation or continuation of the conflict could result in additional military reserve duty call-ups, damage to infrastructure in Israel and other ramifications that could have a material adverse effect on our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

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
Dated as of November 8, 2023