Form 10-K
period 2023-12-31
Playtika Holding Corp.
filed 2024-02-26
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued financial statements.                 ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $766.7 million. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of February 22, 2024, the registrant had 370,648,791 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Playtika Holding Corp.’s 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

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
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“GAAP” means accounting principles generally accepted in the United States.
“GDPR” means the General Data Protection Regulation.
“Giant” means Giant Investment Co., Ltd.
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

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated by reference, contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our business strategy, plans and our objectives for future operations, are forward-looking statements. Further, statements that include words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "intend," "intent," "may," "might," "potential," "present," "preserve," "project," "pursue," "should," "will," or "would," or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements.

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

•actions of our majority shareholder or other third parties that influence us;
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
•our inability to identify acquisition targets that fit our strategy or complete acquisitions and integrate any acquired businesses successfully or realize the anticipated benefits of such acquisitions could limit our growth, disrupt our plans and operations or impact the amount of capital allocated to mergers and acquisitions;
•our ability to compete in a highly competitive industry with low barriers to entry;
•our ability to retain existing players, attract new players and increase the monetization of our player base;
•we have significant indebtedness and are subject to the obligations and restrictive covenants under our debt instruments;
•the impact of the COVID-19 pandemic or other health epidemics on our business and the economy as a whole;
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
•our reliance on key personnel;
•market conditions or other factors affecting the payment of dividends, including the decision whether or not to pay a dividend;

•whether our Board of Directors approves a stock repurchase program and any uncertainties regarding the amount and timing of repurchases under such a stock repurchase program;
•security breaches or other disruptions could compromise our information or our players’ information and expose us to liability; and
•our inability to protect our intellectual property and proprietary information could adversely impact our business.

In addition, statements about the impact of the Wars in Israel and Ukraine are subject to the risks that hostilities may escalate and expand and that the actual impact may differ, possibly materially, from what is currently expected. Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

PART I

As used in this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “Playtika,” the “Company,” “we,” “our,” and “us” mean Playtika Holding Corp. and its subsidiaries.

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

We have a powerful combination of scale and operating cash flow. In the year ended December 31, 2023, we generated $2,567.0 million in revenues, net income of $235.0 million and $832.2 million in Credit Adjusted EBITDA, representing a net income margin of 9.2%, and a Credit Adjusted EBITDA margin of 32.4%.

We were founded in Israel in 2010, when we released our first game, Slotomania, which remains the second largest game in our portfolio based on revenues as of December 31, 2023. On January 15, 2021, we became a publicly traded company with our common stock traded on the Nasdaq Global Select Market under the ticker symbol “PLTK .”

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

Data-driven performance marketing capabilities drive our high-ROI user acquisition

We leverage our centralized marketing team to achieve efficiencies across our portfolio of games. Our performance marketing capabilities focus on cost-effectively acquiring users. Our user acquisition strategy is centered on a payback period methodology and we optimize spend between the acquisition of new users and the reactivation of inactive players. Our Daily Payer Conversion increased from 3.3% in the year ended December 31, 2022 to 3.6% in the year ended December 31, 2023, and our ARPDAU increased from $0.76 in the year ended December 31, 2022 to $0.81 in the year ended December 31, 2023. In addition, our average DPUs remained at 0.31 million in the both years ended December 31, 2022 and 2023.

Our Live Operations Services and the Playtika Boost Platform

Since our founding, we have developed most of the core technical functionality and services that form the backbone to support our games. We have built these core technical functions and services, and created a scalable, proprietary technology platform, the Playtika Boost Platform, that enhances our live operations services. Recently our platform has been powered by Machine Learning Platform and artificial intelligence (“AI”) engines for various use-cases in marketing, games operations and monetization.

The Playtika Boost Platform includes:

•Digital Studio suite, which is being developed to use digital and AI technologies to optimize marketing, game operations and monetization, including generative AI models for efficient art processes and for our customer support and VIP processes;
•Meta-games and monetization events, including tournaments, challenges, and missions;
•Payment systems, including payment page optimization tools used for direct-to-consumer and Playtika Webstore transactions;
•Loyalty programs;
•User identity capabilities to enable user registration with our games and across Playtika’s portfolio;
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

One of our core strengths lies in our ability to generate assets that maintain the distinct style and character fidelity of each individual game in our portfolio. Our efforts have involved automating the process of generating creative content for features and promos using state-of-the-art generative AI models. We also utilize Generative AI on VIP and Customer Support domains, where our agents will receive suggestions and recommendations based on Large Language Models integrated into their work platform.

There are also a number of additional services we provide to studios, based on their game’s needs and strategies, including:

•Digital Studio: A developing suite of advanced and easy to use tools to maximize efficiency and designed to enhance revenue by personalizing the player experience;
•Player Journey: Proprietary software that allows game operators to create and deploy personalized game content in real-time without extensive software development;
•Campaign Manager: Suite of tools and systems enabling outbound communication with players (push notifications, email, SMS, social networks, etc.);
•Marketing Suite: Enhanced data-driven tools for managing user acquisition and retargeting campaigns, based on Lifetime Value predictions and budget allocation recommendations models driven by AI, reducing operation time and increasing efficiency; operates ad-monetization activities by managing automatic and manual auctions and bids;
•AB Boost: An end-to-end system for planning, executing, an analyzing experiments for AB testing, offers automation and optimization using statistical calculations and AI recommendations;
•Artificial Intelligence / Machine Learning: Software and algorithms to support artificial intelligence and machine learning models to enhance and supplement traditional data analytics;
•Customer Service: Additional tools and software for customer relationship management, account management, and customer service activities; and
•Back Office Services Software (BOSS): Complete suite of back-office support software that helps manage day-to-day game operations and configurations in one place.

Our live operations services and the Playtika Boost Platform are constantly evolving and expanding, as our culture of innovation and optimization allows us to share and implement improvements across our portfolio of games and game studios. The Playtika Boost Platform allows us to analyze data across the full user lifecycle—from user acquisition, through monetization and retention—helping our studios make smarter decisions related to player engagement and monetization. We are able to use our scale to gain significant insight into the operations of our games and refine and implement effective strategies with respect to feature innovation, content cadence, loyalty rewards, game economies, and player segmentation. The Playtika Boost Platform also greatly enhances our acquisition and integration capabilities, providing an effective method to rapidly enhance the infrastructure, growth, and success of acquired games and game studios.

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

Our Acquisitions Strategy

We maintain a highly disciplined approach to acquisitions, and have a proven history of acquiring games and game studios at attractive prices and driving incremental stockholder value from those games by leveraging our live operations services, including the Playtika Boost Platform. Over the past 12 years, we have successfully acquired a number of mobile games and studios, including InnPlay Studios (2023), Youda Games (2023), JustPlay (2022), Reworks (2021), Seriously (2019), Supertreat (2019), Wooga (2018), Jelly Button (2017), House of Fun (2014), World Series of Poker (2013) and Bingo Blitz (2012).

Generally, our strategy involves identifying potential acquisition targets that fall into one of five categories:

•Newly developed or underperforming games with a proven game concept in our core genres to facilitate improvement in engagement, monetization, and retention;
•Established games in our core genres, to increase the trajectory of the games;
•New types of business models within mobile games as well as new genres of games within in-app purchase mobile games;
•Businesses and applications that enable us to further leverage our existing technology and capabilities to offer live-ops and monetization solutions to game developers; or
•Acquisitions to enhance our marketing or technology capabilities.

After an acquisition, we deploy our live operations services and, if appropriate for the acquired game, app or studio, seek to integrate them into the Playtika Boost Platform, providing access to our technical infrastructure. Our ability to quickly integrate acquisitions and realize synergies enables us to compete effectively against other bidders. Additionally, our geographic diversity allows us to integrate acquisition targets, especially studios located in Europe near our other studios and our headquarters in Israel. We consider acquisitions as a pivotal strategy for increasing our mobile game offerings and enhancing the diversity and strength of our portfolio, thereby facilitating its growth and expansion

Marketing and Player Lifecycle Management

Over our history, we have gained significant expertise in acquiring new users, converting users to payers, retaining active users, and re-engaging inactive users. Our success stems from a deep and nuanced understanding of the key aspects of data-based marketing strategies applicable to our industry, including how to measure successful user acquisition as it relates to mobile games, where to allocate marketing spend, how to optimize media buying budgets, and how to design ads that attract users who are likely to install and play our games.

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

Re-targeting

We use re-targeting campaigns to reactivate our inactive users. We have made significant investments in our measurement and re-targeting capabilities, and intend to continue to focus on these capabilities, particularly as many of our games were released several years ago. We leverage these investments to create personalized retargeting campaigns to re-engage former users. Our attractive margin profile is driven by our ability to retain paying users over the long term, our ownership of substantially all of the intellectual property used in our mobile games, and financial discipline. This results in a superior margin profile and cash flow that we can use to reinvest in acquisitions and our business.

Our Portfolio of Games

Our portfolio includes 24 games, 14 of which we actively manage and promote, and our top nine games collectively represented 95.7% of our revenues for the year ended December 31, 2023. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and social casino-themed games. For the year ended December 31, 2023, our casual games generated 56.7% of our revenues, with our social casino-themed games accounting for the remaining 43.3%. Our two largest games, Slotomania and Bingo Blitz, generated approximately 46% of our revenues for the year ended December 31, 2023.

Overview of Top 9 Games

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
•Redecor is a mobile application that combines elements of home design and mobile gaming.

Research and Development

Our research and design team has extensive expertise in creating new content and gameplay features as well as proprietary tools and systems to enable the efficient design, development and implementation of new content and features. We invest heavily in research and development, and approximately 76% of our employees are employed in research and development, which enables us to consistently introduce updates and enhancements to our games, which we strive to do on an effective basis.

We have a diverse pool of talent located in game development hubs, including in Israel and Germany. This provides us with both a funnel of new, internally developed game concepts, ideas for improvements to our systems, and close relationships with those local game-development communities.
Competition

We face significant competition in all aspects of our business. Our primary competitors include Tencent Holdings, Activision Blizzard (Microsoft), Electronic Arts, Take-Two Interactive/Zynga, Light & Wonder/SciPlay, AppLovin and Aristocrat/Pixel United. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of offline and online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, breadth and depth of gameplay, ability to create or license compelling content, brand awareness and reputation and access to distribution channels.

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

Intellectual Property

We consider our intellectual property rights, including our trademarks, copyrights, and trade secrets, in the aggregate, material to our business. We endeavor to protect our investment in our intellectual property by seeking protection in the jurisdictions where we do business, as appropriate. We generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our games. As of December 31, 2023, we owned approximately 994 registered trademarks in the United States, and approximately 876 registered trademarks in jurisdictions outside of the United States. Additionally, many of the feature elements of our games, including game characters, are subject to copyright protection.

In addition to the intellectual property that we own, we license certain intellectual property from third parties. In particular, we license intellectual property related to our Caesars Slots and World Series of Poker games and have been granted an exclusive, worldwide and royalty-bearing license to certain intellectual property associated with World Series of Poker through September 23, 2031, and an exclusive, worldwide and royalty-bearing sublicense to certain trademarks and domain names associated with Caesars Slots through December 31, 2026. These licenses permit the development, design, manufacture, offering for sale, advertising, promotion, distribution, sale and use of Caesars Slots and World Series of Poker intellectual property in social and free-to-play games.

We believe the value associated with our brands and the brands licensed under which we market and license our games contributes to the appeal and success of our games, and our future ability to develop, acquire or license new brand names of similar quality is important to our continued success. Therefore, we continue to invest in the recognition of our brands and the brands we license. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights or declaring their non-infringement of our intellectual property rights. Effective intellectual property protection may not be available in the United States or other jurisdictions where our games are distributed. Further, we may be unable to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses, which could materially harm our business, financial condition, results of operations and prospects. See “Risk Factors—Risks Related to Intellectual Property.”

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

Some of our games are based upon traditional casino games, such as slots and poker. We believe that our games and game features do not constitute gambling and are intended for entertainment purposes only. Our games do not offer an opportunity to win real money. However, there is significant opposition in some jurisdictions to social gaming, including social casino gaming, and some jurisdictions have expressed concern that social casino games, in particular, present significant risks of encouraging gambling behavior especially with respect to children and people who already have gambling problems. Anti-gaming groups in several states and countries have specifically targeted social casino games, which could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino gaming specifically. For example, while a bill introduced in Australia in 2020 to ban online social casino games (through an amendment of the Interactive Gambling Act of 2001) remains under consideration, in May 2023 the Australian Government published Guidelines for the Classification of Computer Games, set to go into effect late 2024, which would limit games containing ‘simulated gambling’ features to adults 18 and over. These types of opposition efforts could lead to a prohibition on social gaming or social casino gaming altogether, restrict our ability to advertise our games or substantially increase our costs to comply with regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business. Furthermore, in 2020 and 2021 plaintiffs in several U.S. states sued Apple, Google and Meta Platform (Facebook), alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social casino games, including certain of our social casino games. We cannot predict the outcome of these lawsuits and these lawsuits, or similar suits in the future, could cause Google, Apple, Facebook, or other third-party platform providers to deny our social casino games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our business. In December 2023, the Company was informed that Google was beginning to enforce an existing Play Store policy banning simulated gambling apps in thirteen countries across the Middle East and Asia: Algeria, Iran, Jordan, Libya, Oman, Palestine, Qatar, Saudi Arabia, South Korea, Syria, Tunisia, the United Arab Emirates and Yemen. As a result, Google blocked Slotomania and Caesars Slots in December 2023 and World Series of Poker in January 2024 from these countries. Similarly, in January 2024, Indonesia’s Ministry of Communication and Information Technology reported that it had conducted a broad sweep of online gambling content on the Google and Apple platforms including non-gambling games that contained gambling-related elements. Shortly thereafter, Slotomania was blocked from the Google Play Store in Indonesia. Although we have not experienced a material impact on our business, financial condition or results of operations due to limited revenues we currently have in the affected jurisdictions, if our platform providers took these actions in jurisdictions that are more significant to our operations, it would be harmful to our business.

Additionally, the United States Court of Appeals for the Ninth Circuit has previously held that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits have been filed against other defendants, including us. In April 2018, a putative class action lawsuit was filed against us in federal district court, alleging that certain of our social casino games, among other things, violate Washington State gambling laws and consumer protection laws. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. Since that date, suits have been filed against us in courts in Alabama and Tennessee, alleging that certain of our social casino games violate those states’ gambling laws, and several arbitrations have been initiated making similar allegations under the laws of Georgia, Kentucky, Massachusetts, New Jersey, and Ohio. These actions invoke state gambling loss recovery statutes to seek recovery of the purchases made by all players of the games in the respective state during the applicable limitations period. All of the arbitrations resolved to date have either been dismissed or resolved, on an individual basis, at minimal value. The two court lawsuits remain pending. See “Legal Proceedings” for more information.

On May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. We are currently working with the other side on an agreement to settle this matter. Additional legal proceedings, including demands for arbitration, targeting our games and claiming violations of state, federal or foreign laws, including gambling laws, have occurred and could occur, based on the unique and particular laws of each jurisdiction, particularly as litigation and regulations continue to evolve. See “Legal Proceedings” and “Risk Factors—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” for more information.

The widespread implementation of in-game purchases of virtual items and virtual currency in our industry has resulted in the expanded application of existing laws or regulations and has prompted calls for new laws and regulations to address the perceived problems with these virtual items and currency. Calls for legislation have been fueled by complaints from parents whose children have incurred sizeable charges online purchasing virtual currency, “lives” or “power-ups” in order to continue to play or further advance in games advertised as being “free to play.” In December 2022, Epic Games and the U.S. Federal Trade Commission (the “FTC”), announced a settlement, in which, among other things, Epic Games agreed to pay $245 million to the FTC relating to in-game purchases in Epic Game’s popular Fortnite game. This may result in legislation affecting how we advertise, operate, and earn revenues in games with these features.

There has been an increasing focus on a mechanic widely used in the games industry know as ‘loot boxes’ (and sometime also ‘loot crates’ or ‘mystery prizes’). A loot box is a mechanic that provides a player with random in-game virtual items in exchange for real-world money or in-game virtual currency. In most countries, it is now clear that loot boxes do not constitute gambling, because the items provided to a player have no real-world value. There are however a few exceptions – one recent example being in Austria, where a court ruled that loot boxes in FIFA Ultimate Team packs, constitute illegal gambling due to the existence of a secondary market for these virtual items. In any event, the use of loot boxes can result in an increasing burden of regulatory compliance and operation restrictions as a result of consumer and advertising laws and regulations, the requirements of platform owners (such as Apple and Google), and the introduction of industry standards and practices, such as the guiding principles published by the UK government in 2023 (the UK Principles). Although the UK Principles are currently only expressed as a set of industry guidelines, if the industry does not implement them, it is possible that legislation will be adopted to enforce these or similar guidelines. It is also possible that the EU and other parts of the world adopt similar guidelines or legislation, and developments of this kind could further restrict our business or negatively affect our revenues.

Data Privacy and Security

We are an Israeli headquartered company with users around the globe. We collect, process, store, use, and share data, some of which contains personal information, in connection with operating our business. Consequently, our business is subject not only to the Israeli Protection of Privacy Law, 5741-1981 (the “PPL”), and the Privacy Protection Regulations (Data Security), 5777-2017, but also to a number of U.S. and international laws and regulations governing data privacy and security, including with respect to the collection, processing, storage, use, transmission, sharing, and protection of personal information and other consumer data. Such laws and regulations may be inconsistent across jurisdictions or conflict with other rules. The applicability of these laws and regulations to us, and their scope and interpretation, are often uncertain, particularly with respect to laws and regulations outside the United States.

For example, the European Union has adopted strict data privacy and security regulations. The European Union’s GDPR, which became effective in May 2018, imposes strict requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. Further, we had to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. These laws and regulations have led to additional costs and increased our overall risk exposure.

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

The effects of the CCPA are significant and have required, and could continue to require, us to modify our data, security, and marketing practices and policies, and to incur substantial costs and expenses in an ongoing effort to comply with the CCPA and other applicable data protection laws. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA and CPRA could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The CCPA was only the beginning of a trend toward more stringent state privacy legislation in the United States. States such as Colorado, Utah and Virginia have already enacted similar legislation to the CCPA, and other states including Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee and Texas have passed similar laws that are set to go into effect in the upcoming months and years.

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

In addition, there currently are a number of other proposals related to data privacy and security pending before several legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications, or the e-Privacy Regulation, which is currently making its way through the European Union legislative process. The current draft of the e-Privacy Regulation imposes strict opt-in e-marketing rules which potentially require new consents (with limited exceptions for business-to-business communications) and significantly increases fining powers to the same levels as the GDPR. Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

We are subject to a variety of laws in the United States and other non-U.S. jurisdictions regarding data privacy, cybersecurity, and consumer protection, which are continuously evolving and developing, including, among others, the laws described above, online safety regulations such as the EU Digital Services Act, the UK Online Safety Act, and the Australia Online Safety Act, competition laws such as the EU Digital Markets Act, consumer protection laws such as the EU’s New Deal for

Consumers, whistleblowing laws, such as the EU Whistleblower Directive, and artificial intelligence regulations such as the EU Artificial Intelligence Act and the U.S. Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to additional data privacy, cybersecurity, and consumer protection laws and regulations in additional jurisdictions. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, modify our games, or block users from a particular jurisdiction, each of which would harm our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

Human Capital

As of December 31, 2023, we had approximately 3,600 employees. We believe our people are one of our most important assets and our key competitive advantage. We rely on our highly skilled, technically trained and creative employees with desirable skill sets, including game designers, engineers and project managers, to develop new technologies and create innovative games.

To win and keep our talented employees, we devote significant resources to identifying, hiring, integrating, developing careers and retaining these employees. We are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their multiple career goals and we encourage internal mobility aligned to our talents’ interests. Our managers and employees are asked to go through bi-yearly performance and development discussions, allowing us to identify and provide a range of tailor made solutions to our Top-Talent population. We offer an array of career development services to our employees including instructor-led training, different online knowledge resources through our Playtika Academy program or external resources, and a full leadership development journey including mentoring opportunities. Further, we believe that our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance.

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

Website and Available Information

Our principal executive offices are located at HaChoshlim St 8 Herzliya Pituach, Israel and our telephone number is 972-73-316-3251. Our website address is www.playtika.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed or furnished with the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and the rules and regulations promulgated thereunder. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this filing.

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

Our games are primarily accessed and operated through platforms operated by Apple, Facebook and Google. A significant number of the virtual items that we sell to paying players are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2023, 70.5% of our revenues were generated through the iOS App Store, Facebook, and Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

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

If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions, or experienced issues with their features that permit our players to purchase virtual items. Additionally, we rely on two separate third-party online payment service providers to process any payments generated on games accessed and operated on our own Direct-to-Consumer platforms. If any of these third-party service providers is unable to process payments, even for a short period of time, our business would be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we do not adhere to the terms and conditions of our platform providers, the platform providers may take actions to limit the operations of, suspend or remove our games from the platform, and/or we may be exposed to liability or litigation. As jurisdictions in which we operate and their regulatory bodies adopt or modify laws and regulations, our platform providers may adopt restrictive policies or take other adverse action against the Company and its games in connection with their interpretation and implementation of such laws and regulations. For example, in December 2023, the Company was informed that Google was beginning to enforce an existing Play Store policy banning simulated gambling apps in thirteen countries across the Middle East and Asia: Algeria, Iran, Jordan, Libya, Oman, Palestine, Qatar, Saudi Arabia, South Korea, Syria, Tunisia, the United Arab Emirates and Yemen. As a result, Google blocked Slotomania and Caesars Slots in December 2023 and World Series of Poker in January 2024 from these countries. Similarly, in January 2024, Indonesia’s Ministry of Communication and Information Technology reported that it had conducted a broad sweep of online gambling content on the Google and Apple platforms including non-gambling games that contained gambling-related elements. Shortly thereafter, Slotomania was blocked from the Google Play Store in Indonesia. Although we are taking steps to oppose and try to reverse these types of actions and have not experienced a material impact on our business, financial condition or results of operations due to limited revenues we currently have in the affected jurisdictions, if our platform providers took these actions in jurisdictions that are more significant to our operations, it would be harmful to our business.

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

Our business is dependent on the success of a limited number of games and on our ability to consistently enhance and improve upon games that achieve significant popularity. Historically, we have depended on such games for a majority of our revenues and we expect that this dependency will continue for the foreseeable future. For example, for the years ended December 31, 2023 and 2022, our top two games by revenue, Slotomania and Bingo Blitz, collectively generated approximately 46% of our revenues for each period. For a game to remain popular and to retain players, we must effectively enhance, expand and upgrade the game with new features, offers, and content that players find attractive. We may not be successful in these efforts, including not providing enough new features, offers and content or providing too many new features, offers and content. Each of our games requires significant product development, marketing and other resources to develop, launch and sustain popularity through regular upgrades, expansions and new content, and such costs on average have increased over time. Even with these investments, we may experience sudden declines in the popularity of any of our games and fluctuations in the number of daily average users and monthly average users. For example, revenues generated by Slotomania declined by approximately 9.0% in 2023. A continued decline in Slotomania or a similar decline in any of our other top games would negatively impact our results of operations.

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

Revenues of free-to-play games typically rely on a small percentage of players who spend moderate or large amounts of money in games to receive special advantages, levels, access and other features, offers, or content. The vast majority of users play for free or only occasionally spend money in games. As a result, compared to all users who play our games in any period, only a small percentage of such users were paying users. For example, for the year ended December 31, 2023, our average Daily Payer Conversion was 3.6%. In addition, a large percentage of our revenues comes from a small subset of these paying users. Because many users do not generate revenues, and each paying user does not generate an equal amount of revenues, it is particularly important for us to retain the small percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our games and could have a material adverse effect on our business, financial condition and results of operations.

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

Our games are available to players for free, and we generate nearly all of our revenues from the sale of virtual items when players make voluntary in-game purchases. For example, in each of the years ended December 31, 2023 and 2022, we derived 98.4% and 97.9% of our revenues from in-game purchases, respectively.

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

Historically, a significant portion of our growth has been as a result of our acquisition of complementary studios and games, rather than in-house development, including our acquisition of Wooga GmbH, or Wooga, in 2018, Supertreat GmbH, or Supertreat, in 2019, Seriously Holding Corp., or Seriously, in 2019, Reworks Oy, or Reworks, in 2021, JustPlay.LOL, or JustPlay, in 2022, the Youda Games’ card game portfolio in 2023, and G.S InnPlay Labs Ltd., or InnPlay Labs in 2023, and we anticipate that acquisitions will continue to be an important source of growth in the near future. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify quality games, applications and businesses and complete commercially viable acquisitions. We cannot assure you that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to successfully grow through these types of transactions also depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

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

The mobile gaming industry is a rapidly evolving industry with low barriers to entry, and we expect more companies to enter the industry and a wider range of competing games to be introduced. As a result, we are dependent on our ability to successfully compete against a large and growing number of industry participants. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical and other resources. In particular, certain competitors of our social casino slot games also provide real money gambling offerings which may give them an advantage in recognizable slot content. Internationally, local competitors may have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages we do not offer. In addition, the market for our games is characterized by rapid technological developments, frequent launches of new games and enhancements to current games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences. Our competitors may adapt to an emerging technology or business model more quickly or effectively, developing products and games or business models that are technologically superior to ours, more appealing to consumers, or both. Potential new competitors could have significant resources for developing, enhancing or acquiring games and gaming companies, and may also be able to incorporate their own strong brands and assets into their games or distribution of their games. We also face competition from a vast number of small companies and individuals who may be successful in creating and launching games and other content for these devices and platforms using relatively limited resources and with relatively limited start-up time or expertise. New game developers enter the gaming market continuously, some of which experience significant success in a short period of time. A significant number of new titles are introduced each day.

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

Additionally, if our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. For example, Apple developed its own video game subscription service, Apple Arcade, which may compete further with our games. Increased competition and success of other brands, genres, business models and games could result in, among other things, a loss of players, or negatively impact our ability to acquire new players cost-effectively, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are a highly leveraged company. In March 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (our “Notes”) in a private offering pursuant to an indenture dated March 11, 2021 (the “Indenture”). As of December 31, 2023, we had $2,452.5 million aggregate principal amount of outstanding indebtedness, in addition to $600.0 million available for borrowing under our Revolving Credit Facility at that date. For the year ended December 31, 2023, we made net principal payments of $14.3 million and paid $146.0 million for interest (net of hedges). Our indebtedness also may include senior secured credit facilities if drawn upon, which we refer to herein as the Credit Facilities, consisting of a $600 million senior secured revolving credit facility, which we refer to herein as the Revolving Credit Facility, and a $1,900 million senior secured first lien term loan, which we refer to herein as the Term Loan. The Credit Facilities were provided pursuant to a credit agreement, which we refer to herein as the Credit Agreement, dated as of December 10, 2019 and amended on March 11, 2021, by and among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties thereto, as amended.

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

While the vast majority of our revenues are generated by in-game purchases, a portion of our revenues are generated from the sale of in-game advertisements. For example, in each of the years ended December 31, 2023 and 2022, we derived 1.6% and 2.1% of our revenues from in-game advertising, respectively. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. Alternatively, if our advertising inventory is unavailable and the demand exceeds the supply, this limits our ability to generate further revenues from in-game advertising, particularly during peak hours and in key geographies. Further, a full inventory may divert advertisers from seeking to obtain advertising inventory from us in the future, and thus deprive us of potential future in-game advertising revenues. This could have a material adverse effect on our reputation and our business, financial condition and results of operations.

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

As of December 31, 2023, Yuzhu Shi controls shares representing a majority of our combined voting power through his indirect interest in Playtika Holding UK II Limited, or Playtika Holding UK and its affiliates. As long as Yuzhu Shi continues to control shares representing a majority of our voting power, he will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors (unless supermajority approval of such matter is required by applicable law and our amended and restated certificate of incorporation). In the ordinary course of his business activities, Yuzhu Shi may engage in activities where his interests may not be the same as, or may conflict with, the interests of our other stockholders. Even if Yuzhu Shi were to control less than a majority of our voting power, he may be able to influence the outcome of corporate actions so long as he controls a significant portion of our voting power. For example, as we previously disclosed in June 2021, Yuzhu Shi and certain affiliates of Yuzhu Shi entered into an agreement that, if consummated, would have entitled Giant Network Group Co. Ltd., or Giant, a publicly traded company on the Shenzhen Stock Exchange, to be transferred beneficial ownership of certain shares of ours currently owned by Mr. Shi and his affiliates, the result of which would have been that Giant would control the voting power of the shares of our common stock and would permit Giant to consolidate us for accounting purposes. Had that transaction been consummated, Giant informed us that they would have been required to obtain the approval of its board of directors for substantially all potential acquisitions by it or its consolidated subsidiaries, including acquisitions by us, and, in certain cases, approval from Giant’s stockholders, which could have created potential conflicts between Yuzhu Shi’s affiliates and us on our acquisition strategies. Further, Giant informed us that had the transaction been consummated, substantially all derivative transactions and other extraordinary transactions undertaken by Playtika would need to be approved by Giant’s board of directors. While that transaction was abandoned, Mr. Shi and his affiliates may, in his and their discretion, seek to consummate similar transactions in the future, and we would not be able to prevent such transactions from being consummated. In addition, Mr. Shi and his affiliates have in the past informed the Company of certain ongoing liquidity needs that could drive a desire or need to engage in certain transactions that affect the Company, including through the potential sale of shares in the Company. In January 2022, Mr. Shi and his affiliates announced that they were exploring a sale of approximately 15-25% of the Company’s outstanding shares. As a result, the Company formed a special committee of the board of directors to evaluate strategic alternatives for the Company. Although the strategic alternatives process has been paused, one result of that process was the Company’s self-tender offer to repurchase up to $600 million in shares of its common stock which was consummated in the fall of 2022. The self-tender is an example of a transaction that the Company entered into at least in part due to Mr. Shi’s need for liquidity. It is possible that these liquidity needs give rise to other Company transactions in the future, including transactions where Mr. Shi’s interests may not be the same as, or may conflict with, the interests of our other stockholders.

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

In addition, there are numerous ongoing academic, political and regulatory discussions in the United States, Europe, Australia and other jurisdictions regarding whether certain game mechanics, such as loot boxes, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. Additionally, loot box game mechanics have been the subject of increased public discussion – for example, the Federal Trade Commission, or FTC, released a staff perspective in August 2020 highlighting issues raised at an August 2019 public workshop on loot boxes, which encouraged the industry to continue efforts to provide clear and meaningful information to consumers about in-game loot box and related microtransactions. While there have not been any major updates or official actions from the FTC since 2020, the FTC continues to monitor developments surrounding loot boxes and may take appropriate steps to prevent unfair or deceptive practices. The United Kingdom’s Department for Digital, Culture, Media and Sport launched a call for evidence in September 2020 into the impact of loot boxes on in-game spending and gambling-like behavior in connection with the UK government’s review of the 2005 Gambling Act (the principal gambling regulation in the United Kingdom), and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. In July 2022, the UK government issued a conclusion to the call for evidence and while it did not call for paid loot boxes to be deemed gambling, it called for companies within the industry to engage in self-regulation, including taking actions to protect children and their ability to access and purchase loot boxes. As a result, in July 2023, the trade body, UK Interactive Entertainment, published industry guidance on loot boxes which is designed to address the concerns raised by the government. The guidance provides for a twelve-month implementation period. In October 2020, a Netherlands district administrative court upheld an administrative order by the Dutch gambling authority demanding that Electronic Arts remove certain loots boxes from one of its games because they violated Dutch gambling laws and recommended a maximum fine of 10 million euros for non-compliance with the administrative order. For the first time, the Dutch district administrative court ruled that virtual items can constitute a prize for purposes of gambling legislation. However, in March 2022, the highest administrative court in the Netherlands decided a final appeal in Electronic Arts’ favor and determined that the loot boxes in its FIFA games do not contravene Dutch gambling law. In June 2023, the Dutch Minister of Economic Affairs sent a letter to Parliament, outlining her Consumer Agenda, which included a ban on loot boxes in the EU and in the Netherlands and the amendment of legislation to characterize loot boxes as an unfair commercial practice. However, details regarding the implementation and timeline for this ban remain unclear. In February 2023, an Austrian court ruled that loot boxes in FIFA Ultimate Team packs, constitute illegal gambling due to the existence of a secondary market for these virtual items. The court deemed this secondary market activity as giving the loot boxes a financial value, in combination with these randomized reward mechanisms, fulfilling a key criterion for gambling under the Austrian law.

It is possible that other courts or regulatory agencies could adopt similarly broad definitions of prize. Additionally, after being restricted in Belgium and the Netherlands, the UK Government concluded its loot boxes consultation and decided on an industry self-regulation approach to loot boxes, publishing its guiding principles in July 2023. See “Business—Government Regulation.” In Australia, the Guidelines for the Classification of Computer Games 2023 which are set to go into effect late 2024 would limit games containing ‘simulated gambling’ features to adults 18 and over, and require games that do not contain simulated gambling, but which contain loot boxes, to be rated M (Mature), meaning they would only be suitable for players aged 15 and over. For legislation regarding protection of particular minors, See “Risk Factors— Risks Related to Our Information Technology and Data Security.” Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business.”

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

The U.S. Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits and arbitration proceedings have been filed against other defendants, including us. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. In addition, on May 17, 2022, Guy David Ben Yosef filed a motion for approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The motion asserts damages of NIS 50 million. In the United States, two lawsuits were filed against us in 2023 in Alabama and Tennessee alleging that our social casino-themed games constitute illegal gambling under applicable state laws and seeking to recover amounts paid by the residents of the applicable state in connection with such games. In addition, we received seven demands for arbitration in late 2022 and early 2023 alleging that our games constitute illegal gambling under applicable state law. See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Business—Legal Proceedings.”

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

Additionally, new laws and regulations, or new interpretations or applications of existing laws and regulations in a manner inconsistent with our practices, have restricted, and may continue to restrict, our games, limit our ability to pursue certain business models, require us to incur substantial costs, expose us to civil or criminal liability, or cause us to change our business practices. These laws and regulations are evolving and involve matters relating to our business, including, among others, online safety regulations such as the EU Digital Services Act, the UK Online Safety Act, and the Australia Online Safety Act, competition laws such as the EU Digital Markets Act, consumer protection laws such as Australia’s Guidelines for the Classification of Computer Games 2023, the EU’s New Deal for Consumers and whistleblowing laws, such as the EU Whistleblower Directive, and artificial intelligence regulations such as the EU Artificial Intelligence Act and the U.S. Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which could result in monetary penalties and create a range of new compliance obligations.

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

Although we have players across the globe, we derive a significant portion of our revenues from a limited number of countries and are dependent on access to those markets. For example, for the year ended December 31, 2023, 69.2% of our revenues were derived from users located in the United States and 95.2% from users located in the United States, Canada, Europe and Australia. Our ability to retain paying players depends on our success in these geographies, and if we were to lose access to these markets or experience a decline in players in these geographies for any reason, it would have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

The COVID-19 pandemic, epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China, and although there are multiple vaccines approved in various jurisdictions, cases continue to exist across the globe, regardless of vaccine availability and rates of vaccination, including as a result of new variants. Public health crises such as the COVID-19 pandemic could affect the health of our employees, or otherwise impact the productivity of our employees, third-party organizations with which we partner, or regulatory agencies we rely on, which may prevent us from delivering content in a timely manner or otherwise executing our business strategies. These types of health crises could also affect the health of our consumers, which may affect sales of our virtual items in our games or result in lower-than-expected attendance at, or the cancellation of, events hosted by us (as has already occurred for a number of scheduled events). These events could adversely impact our cash flows, results of operations and financial conditions and heighten many of the other risks described in these “Risk Factors.”

If general economic conditions decline, demand for our games could decline. In addition, our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which could negatively impact our business.

In-game purchases involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of games and services like ours, during periods in which favorable economic conditions prevail. As a result, our games may be sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our marketing and promotional expenses, in an effort to offset that reduction, and could negatively impact our business. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, pandemics, terrorism, transportation disruptions, climate change or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by unemployment, higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Moreover, in periods of increased inflation, such as the one that began in the second half of calendar year 2021, inflationary pressures have caused, and are expected to continue to cause, significant increases in the costs of other products and services which are required by consumers, such as gasoline, home heating and cooling fuels, housing and rental costs, or groceries, which in turn is likely to reduce household spending on the types of discretionary entertainment we offer, and may limit our ability to forecast future demand for our games. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels in decreased spending on our games, and could adversely impact our results of operations, cash flows and financial condition. The Company’s total revenues declined by 1.9% during 2023, with revenues from our social casino games portfolio, in particular, declining by 8.1%. If the mobile games industry or subsets of that industry in which we operate, such as social casino games, decline and our revenues decline faster than the industry, it could have a material adverse effect on our business, financial condition and results of operations.

Our systems and operations are vulnerable to damage or interruption from natural disasters, power losses, telecommunications failures, cyber-attacks, terrorist attacks, acts of war, human errors, break-ins and similar events.

We have in the past and may continue to experience disruption as a result of catastrophic events. For example, we previously maintained an office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. Additionally, our primary offices are located in Israel and we have large offices in Belarus and Ukraine, and are therefore subject to a heightened risk of military and political instability. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the ongoing War in Israel.” For more information on risks related to our operations in Belarus, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.”

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

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. In addition, we may not be able to obtain or renew certain insurance policies either on commercially reasonable terms or at all.

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

We primarily rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with several other game companies increases, we may incur significant expenses in continuing this practice. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. In addition, the Company’s recent layoffs could affect its reputation and its ability to recruit new employees in the future.

We are highly dependent on the continued services and performance of our key personnel, including, in particular Robert Antokol, our co-founder, Chief Executive Officer and Chairperson of our board of directors, and our other executive officers and senior management team. In particular, Mr. Antokol oversees our company and provides leadership for our growth and business strategy. Moreover, our success is highly dependent on the abilities of Mr. Antokol’s decision making process with regards to the day-to-day and ongoing needs of our business, as well as his understanding of our company as the co-founder of Playtika. Although we have entered into an employment agreement with Mr. Antokol, the agreement has no specific duration and he can terminate his employment at any time, subject to certain agreed notice periods and post-termination restrictive covenants. We do not maintain key-man insurance for Mr. Antokol or any other executive officer or member of our senior management team. In addition, Mr. Antokol and certain other executive officers and members of senior management are participants in the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) which has in the past provided a significant portion of their overall compensation. The 2021-2024 Retention Plan is set to expire at the end of 2024 and, if the Company does not replace the 2021-2024 Retention Plan with some other form of long-term incentive or retention program, it may adversely impact the Company’s ability to retain key personnel including Mr. Antokol.

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

Our revenue growth rate and financial performance in prior periods may not be indicative of future performance, and our revenue growth rates may decline or our revenue may decline in the future compared to prior periods.

Although our revenue was down to $2,567.0 million in 2023, we experienced revenue growth in prior periods, with revenue of $2,615.5 million and $2,583.0 million, for the years ended December 31, 2022 and 2021. As we continue to operate and work to grow our business, our revenue growth rates may decline or our revenue may decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods, a decrease in the growth of our overall market or market saturation, slowing demand for our games, our inability to continue to acquire games or game studios, and our inability to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption, such as those related to global conflicts or public health crises such as the COVID-19 pandemic and related government responses thereto.

Our business may suffer if we do not successfully manage our future growth.

We intend to continue to expand the scope of the games we provide. Any future growth, particularly to the extent that we experience rapid growth, will likely place significant demands on our management and operations. Our success in managing our growth will depend, to a significant degree, on the ability of our executive officers and other members of senior management to operate effectively, and on our ability to improve and develop our financial and management information systems, controls and procedures. Further, we have grown our business in part by acquiring and integrating complementary businesses and our continued growth will depend to some degree on our continuing ability to find additional commercially viable strategic acquisitions or expanding our internal development.

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

In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the report on our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 also requires our independent registered public accounting firm to attest to our evaluation. The process of implementing our internal controls and complying with Section 404 is and will be expensive and time-consuming and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the SEC, the suspension or delisting of our common stock from and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that cash flows generated from our operations, the proceeds from our January 2021 initial public offering, the issuance and sale of our Notes, and borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies, or if we decide to return free cash flow to shareholders as we did, for example, through the $600 million self-tender in the fall of 2022 or through the payment of dividends. Accordingly, we may need to engage in equity or debt financings in addition to our Revolving Credit Facility to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could increase significantly as a result of the open examination in Israel for the tax years ended 2017 through 2021. Should those tax positions not be fully sustained under examination, an acceleration of material income taxes payable, including interest and penalties, could occur. As a result, cash required for payments of income taxes, interest and penalties could be material in the period in which such determination is made. In addition, if such tax positions are not fully sustained, it could have an impact on our ability to take advantage of certain tax benefits associated with the Preferred Technology Enterprise regime in the future. During the fourth quarter of 2022, the Company received a tax assessment from the Israel Tax Authority for the 2017 tax year relating to the Preferred Technology Enterprise regime. The Company completed its review of the assessment and filed a response during the first quarter of 2023 that disputes the assessment. We are also currently disputing a $3.6 million deficit notice relating to the purchase of a private aircraft we received from the Israel Airports Authority. See “Business—Legal Proceedings.” We are unable to predict the ultimate outcome of resolution of these disputes, and it is possible that they could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in future periods.

The Company has gross unrecognized tax benefit liabilities and gross offsetting tax benefits in multiple jurisdictions associated with potential transfer pricing adjustments. It is possible that certain taxing authorities could examine the Company’s historical transfer pricing methodologies and propose an adjustment that would result in additional tax expense. While tax treaties exist between various countries that reduce the risk of double taxation, in the event of an examination targeting our transfer pricing methodologies, there is a risk that the negotiation between these respective countries’ taxing authorities does not align with the Company’s expectation, therefore resulting in more net tax expense than what is estimated.

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

Our effective tax rate for 2023 was 40.1% compared with 23.7% for 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Taxes on Income.” In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. Taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations in response to, among other things, evolving global tax landscapes. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting Project that would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises (“MNEs”), with an annual global turnover exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. Pillar Two requires MNEs with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. On December 15, 2022, the European Union (EU) Member States formally adopted the EU's Pillar Two Directive. On July 11, 2023 the UK similarly implemented measures to enact the Pillar Two Directive. The EU and UK effective dates are January 1, 2024 and January 1, 2025, respectively, for different aspects of the directive. A significant number of other countries, including the U.S. and Israel, are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries as the impact of the framework is dependent on the extent of which jurisdictions adopt and when, and the resulting inter-jurisdictional interplay. At this time, we are unable to predict if and how these legislative changes will be enacted into law, and it is possible that they could have a material effect on our corporate tax liability and our global effective tax rate.

Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, R&D expenses are required to be capitalized and amortized for tax purposes, which has delayed the deductibility of these expenses and increased the amount of cash taxes we paid during the years ended December 31, 2023 and 2022. We will recover these expenses in subsequent years such that the increased cash outlay is temporary. In the future, among other things, Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the capitalization requirement, possibly with retroactive effect, and/or the IRS may issue guidance on the currently enacted tax law which differs from our interpretation. It is possible that the enactment of new legislation and/or issuance of IRS guidance could have a material effect on our financial condition, results of operations and cash flows in future periods.

Certain tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

We believe that our Israeli subsidiaries are eligible for certain tax benefits provided to a Preferred Technology Enterprise under the Israeli Law for the Encouragement of Capital Investments, 1959, or the Investment Law, including, inter alia, a reduced corporate tax rate on Israeli preferred technology taxable income, as defined in the Investment Law and its regulations. In order to remain eligible for the tax benefits under the Preferred Technology Enterprise regime, our Israeli subsidiaries must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If our Israeli subsidiaries were to fail to continue to meet such conditions, then our Israeli subsidiaries would not be eligible for such tax benefits and our Israeli taxable income would be subject to regular Israeli corporate tax rates. Additionally, if our Israeli subsidiaries increase their activities outside of Israel through acquisitions, their expanded activities might not be eligible for inclusion in future Israeli tax benefit programs. As mentioned above, the Company received a tax assessment from the Israel Tax Authority in 2022 for the 2017 tax year relating to the Preferred Technology Enterprise regime. Although we reviewed the assessment and filed a response during the first quarter of 2023 disputing the assessment, we are unable to predict the ultimate outcome of resolution of the dispute, and it is possible that it could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in future periods.

We could be required to collect additional sales taxes or be subject to other tax liabilities on past sales.

One or more U.S. states or countries may seek to impose incremental or new sales taxes, value added taxes or other tax collection obligations on us. While we generally are not responsible for taxes generated on games accessed and operated through third-party platforms, we are responsible for collecting and remitting applicable sales, value added or other similar taxes for revenue generated on games accessed and operated on our own platforms. Historically, we paid taxes on revenue generated from games accessed on our own platforms in U.S. states where we had a sufficient physical presence or “nexus” based on the location of our U.S. offices and servers. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a U.S. state to levy taxes, fees and surcharges for sales made over the internet. Furthermore, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. This is also the case in respect of the European Union, where value added taxes may be imposed on non-European Union companies making digital sales to consumers within the European Union. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, U.S. states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. As a result of the above, we are continuing to work with various jurisdictions to comply with filing requirements associated with our activities that have given rise to sales, use, value added taxes and any other taxes in additional states or jurisdictions in which we historically have not registered to collect and remit taxes. A successful assertion by one or more taxing jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in jurisdictions in which we currently collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties, and could create significant administrative burdens for us or otherwise harm our business.

If certain U.S. federal income tax rules under Section 7874 of the Internal Revenue Code apply to us, such rules could result in adverse U.S. federal income tax consequences.

Generally, Section 7874 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, will apply if (i) a foreign corporation (or pursuant to a plan or a series of related transactions, two or more foreign corporations in the aggregate) directly or indirectly acquires, within the meaning of Section 7874 of the Code, substantially all of the properties of a U.S. corporation, (ii) the former stockholders of the acquired U.S. corporation hold, by vote or value, at least 60% of the shares of the foreign acquiring corporation after the acquisition by reason of holding shares in the United States acquired corporation and (iii) the foreign corporation’s “expanded affiliated group” does not have substantial business activities in the foreign corporation’s country of tax residency relative to such expanded affiliated group’s worldwide activities. If Section 7874 of the Code were to apply to such acquired U.S. corporation, then it would be treated as an “expatriated entity” for the purposes of these rules. As a consequence, Section 7874 of the Code would limit the ability of such acquired U.S. corporation and its U.S. affiliates to use U.S. federal income tax attributes (including net operating losses and certain tax credits) to offset U.S. taxable income resulting from certain transactions, as well as result in certain other potentially adverse tax consequences.

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

We have net operating loss carryforwards in certain jurisdictions, including Israel, Finland, and the U.S of $126.7 million, $33.8 million, and $8.4 million, respectively. The net operating losses in Israel and the U.S. are carried forward indefinitely. The net operating losses in Finland expire from 2031 through 2033. We believe it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized and as such, we have provided a valuation allowance on $40.7 million of net operating losses.

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

A significant portion of our operations are outside of the United States, including our principal executive offices in Israel and large development centers in Ukraine and Belarus, and we generate a significant portion of our revenues from operations outside of the United States. For each of the years ended December 31, 2023 and 2022, we derived approximately 30.8% and 29.5%, respectively, of our revenues from sales to players outside of the United States. Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including:

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
•restrictions on the export or import of technology or on our ability to operate in those jurisdictions;
•trade and tariff restrictions;
•variations in tariffs, quotas, taxes and other market barriers; and
•difficulties in enforcing intellectual property rights in countries other than the United States.

Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations and policies or if the design of those policies and controls is incomplete or inadequate, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition. In addition, as we operate and sell internationally, we are subject to the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties and other business entities for the purpose of obtaining or retaining business. While we have attempted to implement safeguards to discourage these practices by our employees, consultants and agents, violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which would negatively affect our business, results of operations and financial condition.

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

Additionally, while we maintain offices in the United States, most of our senior management and employees are located in our international offices, including our offices in Israel, Belarus, Ukraine and Romania, which subject us to added business, political and economic risks. As of December 31, 2023, we had operations in Australia, Austria, Belarus, Finland, Germany, India, Israel, Netherlands, Poland, Romania, Spain, Switzerland, Ukraine, the United Kingdom and the United States. We have in the past and may continue to experience disruption as a result of catastrophic events in the countries in which we operate. For example, we previously maintained a small office in Crimea, but were forced to close and relocate our personnel as a result of Crimea’s annexation by Russia in 2014. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the ongoing War in Israel.” For more information on risks related to our operations in Belarus, Ukraine and Romania, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine or Romania.”

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

In addition, post-employment restrictive covenants, barring certain exceptions, are not enforceable in certain U.S. states in which we operate, including California, which may create similar risks of competition. Two of our executive officers, including our President and Chief Financial Officer, are located in California. Although we have non-competition agreements with such officers through the end of 2024, they are unlikely to be enforced by California courts or under California law.

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

Our employees and consultants in Israel, including members of our senior management, may be obligated to perform one month, and in some cases longer periods, of annual military reserve duty until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. For example, as a result of the Hamas attack on the State of Israel on October 7, 2023 and the ensuing war, dozens of the Company’s employees were called into active duty. It is possible that there will be similar or larger-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our officers, directors, employees and consultants. Such disruption could adversely affect our business and operations in a material manner.

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

Belarus

The political, civil and security situation in Belarus cannot be accurately predicted. Belarus has experienced mass protests throughout the country following the August 2020 election in response to allegations against the government of corruption and election fraud. Despite threats from Belarusian authorities of charges and arrests against demonstrators, protestors have continued to demonstrate. In August 2020, Internet access was restricted to Belarusian citizens, which many citizens and experts have attributed to the government, despite its claim that the disruption was caused by cybersecurity attacks. Belarus shares borders with both Russia and Ukraine, and in February 2022, in connection with escalating tensions involving Russia and Ukraine, Russian military personnel stationed in Belarus were part of an invasion force by Russian forces into Ukraine. Since then, Belarus has been reported to be involved with and provide support to Russian efforts in Ukraine. In response to the support and facilitation by Belarus for the invasion and ongoing conflict, the United States, the European Union and other countries imposed sanctions against multiple individuals and entities in Belarus. In January 2023, Belarus adopted legislation that allows it to replace management of Belarusian entities with foreign shareholders and seize the property of such entities. Other potential retaliatory measures could be taken by the United States and other countries. While we continue to monitor the situation in Belarus closely, any prolonged or expanded unrest, military activities, or sanctions, should they be implemented, could have a material adverse effect on our operations. We currently have a research and development center in Belarus and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Belarus.

Ukraine

The political, civil and security situation in Ukraine cannot be accurately predicted since the removal of President Yanukovych from power by the Ukrainian parliament in late February 2014, which was followed by reports of Russian military activity in the Crimean region, the election of Volodymyr Zelensky in May 2019 and military, political and economic conflict with Russia, including the military invasion by Russian forces that began in February 2022. Ukraine’s political activities remain fluid and beyond our control. As a result of the decision of the Russian government to annex the Crimea region of Ukraine, the United States and the European Community have imposed economic sanctions on Russia. Since Fall 2021, Russia had been amassing military personnel near Ukraine’s borders, and in February 2022, Russia launched a military invasion into Ukraine. The United States, EU, UK, Canada and Japan have imposed sanctions against and export controls involving Russia, and other potential retaliatory measures could be taken by the United States and other countries. We cannot predict the outcome of developments in Ukraine or the reaction to such developments by the United States, European, U.N. or other international authorities. While we continue to monitor the situation in Ukraine closely, any prolonged or expanded unrest, military activities, or sanctions, should they be implemented, could have a material adverse effect on our operations. We have significant research and development centers in Ukraine and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Ukraine.

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
•expansion of sectoral sanctions in the Russian and Belarusian economies and the defense sector, including barring of Russian oil imports and purchases;
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

Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant governmental authorities, including in the United Kingdom, the European Union, and other jurisdictions in which we operate. We must be ready to comply with the existing and any other potential additional measures imposed in connection with the conflict in Ukraine. The imposition of such measures could adversely impact our business, including preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities or receiving payment for products already supplied or services already performed with customers.

We review and monitor our contractual relationships with suppliers to establish whether any are a target of the applicable sanctions. In the unlikely event that we identify a party with which we have a business relationship that is the target of applicable sanctions, we would immediately commence a legal analysis of what gives rise to the business relationship, including any contract, to estimate the most appropriate course of action to comply with the sanction regulations, together with the impact of a contractual termination according to the applicable law, and then proceed as required by the regulatory authorities. However, given the range of possible outcomes, the full costs, burdens, and limitations on our business may become significant.

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

Our functional currency is the U.S. Dollar and most of our revenues and expenses are primarily denominated in U.S. Dollars. However, increased international sales in the future may result in greater foreign currency denominated sales, increasing our foreign currency risk.

In addition, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses as well as leases and certain other operating expenses incurred outside the United States and denominated in foreign currencies, are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions with respect to Israeli shekel (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”) in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into additional hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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

Our games and other software applications and systems, as well as the third-party platforms upon which they are made available, could contain undetected errors, bugs, flaws, corrupted data, defects and other vulnerabilities that could adversely affect the performance of our games. These defects may only become apparent after we launch a new game or publish an update to an existing game, particularly as we launch new games or updates and rapidly release new features to existing games under tight time constraints. For example, these errors could prevent a player from making in-game purchases of virtual items, which could harm our reputation or results of operations. These errors could also be exploited by cheating programs and other forms of misappropriation, leveraged by nefarious actors to expose personal data, or creating other issues or problems harming the overall game-playing experience for our players. This could cause players to reduce their playing time or in-game purchases, discontinue playing our games altogether, or not recommend our games to other players, which could result in further harm to our reputation or results of operations. Such errors could also result in our games being non-compliant with applicable laws or create legal liability for us. Resolving such errors could disrupt our operations, cause us to divert resources from other projects, or harm our results of operations.

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

We believe that our success depends in large part on providing secure games to our players. Our business sometimes involves the collection, storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. Despite our security measures, our games may be vulnerable to attacks by hackers, players, vendors or employees or breaches due to malfeasance or other disruptions. Any security breach or incident that we have experienced, or may experience in the future, could result in, and has resulted in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations, or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, regulatory investigations, litigation (including class actions), fines and potential liability, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

Our information technology has been and in the future may be subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Hackers and data thieves, state-sponsored threat actors, criminal actors, hacktivists and others are increasingly sophisticated and operate large-scale and complex automated attacks through a variety of vectors such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, bugs, or other vulnerabilities in software and hardware. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us could also be a source of security risks in the event of a failure of their own security systems and infrastructure.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our security systems and infrastructure and the protection of our confidential information and our business.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or players. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against cyber-attacks, it may not be sufficient to cover all possible claims stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business or that applicable insurance will be available to us in the future on economically reasonable terms or at all. We could also be negatively impacted by existing and proposed laws and regulations in the United States, Israel, the European Union, and other jurisdictions in which we operate, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

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

The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the United States and other jurisdictions. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The effects of the CCPA are significant and have required, and could continue to require, us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Further, there currently are a number of additional proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies and a number of U.S. states have adopted consumer protection laws similar to the CCPA. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Further, the European Union has adopted comprehensive data privacy and security regulations. The European Union’s Regulation (EU) 2016/679 of the European Parliament and of the Council of 27 April 2016 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data, and repealing Directive 95/46/EC (General Data Protection Regulation), or the GDPR, which became effective in May 2018, imposes strict requirements on controllers and processors of personal data in the European Economic Area, or EEA, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. Further, beginning January 1, 2021, we were required to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended United

Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. These laws and regulations lead to additional costs and increase our overall risk exposure.

In recent years, the United States and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the European Union, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted in May 2018 (alongside the GDPR), it is still going through the European legislative process. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions for business-to-business communications and significantly increases fining powers to the same levels as the GDPR. Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

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

Regarding transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) about our staff, European users, and other third parties, we utilize certain standard contractual clauses approved by the EU Commission (the SCCs). The SCCs and other cross-border data transfer mechanisms have been the subject of legal challenges and regulatory scrutiny in the past and may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. We may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries), and to block, or require verification of measures taken with respect to, certain data flows from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries). We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient transfer mechanisms (including the EU-U.S. Privacy Shield and/or contractual protections) for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR, Swiss privacy laws, and UK privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, or the United Kingdom and increase our costs and/or impact our games or other offerings. We may face a risk of enforcement actions by data protection authorities in the European Economic Area, Switzerland and the United Kingdom relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations.

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

While most of our games do not primarily target children under 18 years of age as their primary audience, the FTC, as well as consumer organizations, may consider that the characteristics of several of our games attract children under 13 years of age. The U.S. Children’s Online Privacy Protection Act, or COPPA, regulates the collection, use and disclosure of personal information from children under 13 years of age. The FTC has taken action against another gaming company relating to children’s’ privacy, and in December 2022, Epic Games, the maker of the popular game Fortnite, agreed to pay a $275 million fine for alleged violations of COPPA as well as take other corrective actions. While none of our games are directed at children under 13 years of age, if COPPA were to apply to us, failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations and could result in substantial fines. Although we have taken measures to identify which of our games are subject to COPPA due to their child-appealing nature and to comply with COPPA with respect to those games, if COPPA were to apply to us in a manner other than we have assessed or prepared for, our actual or alleged failure to comply with COPPA may increase our costs, subject us to expensive and distracting lawsuits or government investigations, could result in substantial fines or civil damages and could cause us to temporarily or permanently discontinue certain games or certain features and functions in games.

While most of our games do not primarily target children under 18 years of age as their primary audience, the United Kingdom enacted the “Age Appropriate Design Code” (commonly referred to as the “Children’s Code”), a statutory code of practice pursuant to the United Kingdom Data Protection Act 2018. This code came into force on September 2, 2020, and became enforceable on September 2, 2021. The code requires online services, including our games that are likely to be accessed by children under 18, to put the best interests of the child’s privacy first in the design, development and data-related behavior of the game. The UK government is also separately consulting on legislation in relation to user safety online. The Data Protection Commission in Ireland published its Fundamentals for a Child-Oriented Approach to Data Processing, introducing certain child-specific data protection measures. It is possible that other countries within and outside the European Union will follow with their own codes or guidance documents relating to processing personal information from children or in relation to online harms; currently, other countries are considering or have issued drafts of similar codes, including: France, Denmark, Switzerland. These may result in substantial costs and may necessitate changes to our business practices which may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.

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

In addition, we cannot assure you that we will be able to maintain consumer value in our trademarks, copyrights or other intellectual property rights in our technologies, designs, software and innovations, and the measures we take to protect our intellectual property rights may not provide us with a competitive advantage. If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends, which could result in competitive harm. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks, which remains pending. See “Business—Legal Proceedings.” Additionally, in October 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd., our subsidiary, and CIE in U.S. District Court, District of Nevada alleging infringement of certain patents related to plaintiff’s games.

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

We license certain intellectual property rights from third parties, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. In particular, we license intellectual property rights related to our Caesars Slots and World Series of Poker games from CIE. Combined revenues derived from these games accounted for 12.7% and 14.1% of our revenues in each of the years ended December, 2023 and 2022, respectively. Even if games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing licenses or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

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

We cannot assure you that our business activities and games will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We have in the past and may in the future be subject to litigation alleging that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors, non-practicing entities and former employers of our personnel. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks, which remains pending. See “Business—Legal Proceedings.” In addition, on October 26, 2020, a patent infringement lawsuit was filed in the U.S. District Court, District of Nevada against Playtika Holding Corp., Playtika Ltd. and CIE regarding our use of certain patents related to certain of the defendant’s games. A successful claim of infringement by a third party against us, our games or one of our licensees in connection with the use of our technologies, game mechanics or procedures, or an unsuccessful claim of infringement made by us against a third party or its products or games, could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

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

The market price of our common stock has been volatile since our initial public offering in January 2021, with a low of $7.01 and high of $36.06. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

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

The trading market for our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. The analysts who publish information about our common stock may have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

There are no assurances that we will pay dividends in the future.

Although we recently announced that our board of directors adopted a dividend policy to issue dividends on a quarterly basis, there are no assurances that we will pay dividends in the future. Our ability to pay dividends is limited to our assets legally available for distribution, and may be adversely affected upon the occurrence of any of the risks described herein. Furthermore, our payment of dividends is also subject to compliance with restrictions contained in our current and future debt arrangements, and any preferred stock we may issue in the future. Any future dividends, and the amounts of such dividends, will be paid only at the discretion of our board of directors and will depend upon our earnings, our financial condition, availability of cash, and such other factors as our board of directors may deem relevant from time to time. Failure to pay dividends in accordance with our policy or at all could cause our stock price to decline, harm our reputation, or otherwise adversely impact us.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.     CYBERSECURITY RISK MANAGEMENT AND STRATEGY

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We use the NIST Cybersecurity Framework and CIS Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements.

Our cybersecurity risk management program comprises one component of our overall enterprise risk management program which is organized by discipline areas. Our cybersecurity risk management program shares common reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following key elements:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•integration with software development procedures and processes throughout the lifecycles of our products.

•a team comprised of IT security, IT engineering and IT compliance personnel principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
•the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of employees with access to our IT systems and designated security champions throughout the Company’s departments;
•a cybersecurity incident response plan and Security Operations Center (SOC) to respond to cybersecurity incidents;
•a third-party risk management process for service providers.

There can be no assurance that our cybersecurity risk management program, including our controls, procedures and processes, will be fully complied with or that our program will be fully effective in protecting the confidentiality, integrity and availability of our information systems, product and network. See “Risk Factors – Our success depends on the security and integrity of the games we offer, and security breaches or other disruptions could compromise our information or the information of our players and expose us to liability, which would cause our business and reputation to suffer.”

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.”

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.

Our Chief Information Security Officer periodically reports to the Board and leads the Company’s overall cybersecurity function. The Audit Committee receives regular reports from our CISO on our cybersecurity risks, including briefings on our cyber risk management program and any cybersecurity incidents. Board members also receive periodic presentations on cybersecurity topics from our CISO or our Chief Technology Officer.

Our CISO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment.

Our CISO is responsible for assessing and managing our material risks from cybersecurity threats. Our CISO has primary responsibility for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CISO has significant experience in managing and leading IT and cybersecurity teams. Prior to joining the Company, he served as the chief technology officer and cofounder of a company specializing in cybersecurity services and software. Our CISO reports directly to our CTO who has over twenty years of experience in technology and IT including roles at large global companies.

ITEM 2.     PROPERTIES

We lease facilities in approximately 20 locations throughout the world, including locations in Israel, the United States, Australia, Austria, Belarus, Finland, Germany, Poland, Romania, Switzerland, Ukraine, and the United Kingdom. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

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

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. A pre-trial hearing was held on May 4, 2023. The parties agreed to appoint a mediator to try and resolve the dispute. The first mediation meeting was held on August 16, 2023 and the second mediation meeting was held on January 7, 2024. The parties are actively working towards a settlement agreement with response to this matter and the expected range of loss is not material to the Company’s financial statements as a whole. If a mediated resolution is not reached the Company will continue defending this case vigorously.

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss was held on November 21, 2023. On January 18, 2024, the court denied Playtika Holding UK II Limited’s motion to dismiss in an oral ruling but reserved decision on the motion to dismiss the claims against the Company’s officers for a written opinion. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. After the Company removed the case to the U.S. District Court for the Eastern District of Tennessee, plaintiff filed a motion to remand the case back to the Coffee County Circuit Court. The Company filed a motion to dismiss and a motion to compel arbitration and intends to oppose the plaintiff’s motion to remand. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s social casino-themed games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The Company timely removed the new complaint to the same U.S. district court on September 28, 2023. On October 20, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court and pleadings have been exchanged on the motion to remand. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Company intends to pursue this case vigorously.

The Company received seven demands for arbitration in late 2022 and early 2023 alleging that its games constitute illegal gambling under applicable state law. These demands generally attempted to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes. All of these demands have either been dismissed or resolved, on an individual basis, at an immaterial value.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol PLTK.

As of February 22, 2024, there were approximately 11 stockholders of record of our common stock.

Dividends

On February 25, 2024, Board of Directors of the Company declared a cash dividend of $0.10 per share of the Company’s outstanding common stock, payable on April 5, 2024 to stockholders of record as of the close of business on March 22, 2024, with future dividends subject to market conditions and Board approval.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the NASDAQ Composite Index for the period between January 14, 2021 and December 31, 2023. The graph assumes that $100 was invested in our common stock at the close of market on January 14, 2021 and that any dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN

Among Playtika, the S&P 500 Index,
the NASDAQ Composite Index and the RDG Technology Composite Index

$140
$120
$100
$80
$60
$40
$20
$0
1/14/21
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Playtika
S&P 500
NASDAQ Composite
RDG Technology Composite

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

War in Israel

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

Key Factors Affecting Our Business

There are a number of factors that affect the performance of our business, and the comparability of our results from period to period, including:

•Conversion of players into paying users and ongoing monetization. While our games are free-to-play, we generate substantially all of our revenues from players’ purchases of in-game virtual items. Our financial performance is dependent, in part, on our ability to convert active players into paying players and sustainably grow user spend over the long term. Our players’ willingness to consistently make in-app purchases is impacted by our ability to deliver engaging content and personalized user experiences.

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

•Offering of new games and release of new content, offers, and features. Our key revenue drivers include improving the content, offers, and features in our existing games and the acquisition of new games. In order to enhance the content, offers, and features in our existing games and to develop or acquire new games, we must invest a significant amount of our technological and creative resources, ensuring that we support an effective cadence of novel content creation that drives conversion and continued monetization. These expenditures generally occur months in advance of the release of new content or the launch or acquisition of a new game.

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

Research and development

Research and development consists of salaries, bonuses, benefits, other compensation, including stock-based compensation and allocated overhead, related to engineering, research, and development. In addition, research and development expenses include depreciation and amortization expenses associated with assets associated with our research and development efforts. We expect that research and development expenses specifically associated with new game development will fluctuate over time.

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

Impairment of intangible assets

Our impairment of intangible assets represents charges recorded for the excess of the carrying amount over estimated fair value of our identifiable intangible assets. This occurs when it is determined the carrying value of a long-lived asset may not be recoverable based upon a comparison of aggregate undiscounted projected future cash flows to the carrying amount of the asset.

Interest expense and other, net

Our interest expense includes interest incurred under our December 2019 Credit Agreement and amortization of deferred financing costs. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. We entered into multiple interest rate swap agreements in March 2021 and in January 2023, accumulating to a total notional value of $1.0 billion, reducing our overall exposure to variable interest rates.

Interest income consists of interest earned on cash and cash equivalents.

Foreign currency translation adjustments, net, include gains and losses resulting from remeasurement of certain non-USD denominated balance sheet times.

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

Net Income

We calculate net income as revenue minus cost of revenues, research and development, sales and marketing, general and administrative expenses, interest and taxes.

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

	Year ended December 31,
(in millions, except percentages, Average DPUs, and ARPDAU)	2023	2022	2021
Revenues	$2,567.0	$2,615.5	$2,583.0
Total cost and expenses	$2,065.4	$2,144.1	$2,020.8
Operating income	$501.6	$471.4	$562.2
Net income	$235.0	$275.3	$308.5
Credit Adjusted EBITDA	$832.2	$805.1	$848.7

Non-financial performance metrics
Average DAUs	8.7	9.4	10.4
Average DPUs (in thousands)	310	314	300
Average Daily Payer Conversion	3.6%	3.3%	2.9%
ARPDAU	$0.81	$0.76	$0.68
Average MAUs	29.4	31.4	34.0

Comparison of the year ended December 31, 2023 versus the year ended December 31, 2022

	Year ended December 31,
(in millions)	2023	2022
Revenues earned through third-party platforms	$1,927.6	$2,008.6
Revenues earned through Direct-to-Consumer platforms	639.4	606.9
Revenues	$2,567.0	$2,615.5

Cost of revenue	$718.5	$735.7
Research and development expenses	406.4	472.3
Sales and marketing expenses	585.7	603.7
General and administrative expenses	303.5	332.4
Impairment of intangible assets	51.3	—
Total costs and expenses	$2,065.4	$2,144.1

Revenues

Revenues for the year ended December 31, 2023 decreased by $48.5 million when compared with the year ended December 31, 2022. Our acquisition of the Youda Games’ card game portfolio and InnPlay Labs contributed to revenues for the year ended December 31, 2023, without which the year-over-year decrease in our revenues would have been greater. Revenue growth from our casual games were unable to offset the revenue declines coming from our social casino-themed games. The increase in revenues generated from Direct-to-Consumer platforms as a percentage of total revenues resulted from marketing activities for the games offered through these platforms.

Cost of revenue

Cost of revenue for the year ended December 31, 2023 decreased by $17.2 million when compared with the year ended December 31, 2022. The decrease in cost of revenue includes an approximate $16.8 million decrease in platform fees associated with reduced revenues and a greater percentage of revenue generated from our Direct-to-Consumer platforms, as well as a $3.3 million decrease in depreciation and amortization expenses. Offsetting the decrease is an increase in server hosting costs due to higher fees and the acquisitions of Youda and InnPlay.

Research and development expenses

Research and development expenses for the year ended December 31, 2023 decreased by $65.9 million when compared with the year ended December 31, 2022. Research and development expenses were primarily impacted by an approximate $58 million decrease in headcount and associated payroll costs in our existing research and development operations, as well as costs incurred in connection with severance and retention payments incurred in 2022 with no corresponding expense in 2023. In addition, research and development related outsourcing costs decreased from 2022 to 2023 due to a reduction in the number of ongoing projects.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2023 decreased by $18.0 million when compared with the year ended December 31, 2022. The decrease in sales and marketing expenses was primarily related to decreased offline media expenses, depreciation and amortization expense, and decreased headcount and lower associated payroll costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2023 decreased by $28.9 million when compared with the year ended December 31, 2022. Included in general and administrative expenses for the year ended December 31, 2022, with no comparable amounts for the year ended December 31, 2023, are $7.5 million of costs related to the acquisition of Reworks and to certain office closures, and reversals of $14.1 million of contingent consideration expense related to the JustPlay and Reworks acquisitions. General and administrative expenses for the year December 31, 2023 include a $1.0 million tax assessment paid under protest. Further, the Company incurred $6.6 million and $24.7 million in costs related to strategic alternatives, for the years ended December 31, 2023 and 2022, respectively. Adjusting for these items, the remaining decrease of general and administrative expenses of approximately $19.8 million is primarily due to decreased compensation costs and, to a lesser degree, a decrease in costs associated with relocation and support provided to employees due to the war in Ukraine.

Impairment of intangible assets

During the year ended December 31, 2023, the Company recorded an impairment charge of $41.6 million related to the Redecor game title based upon lower than expected performance of that title based upon lower than expected performance of that title. The Company has recently released certain changes to the game operations and mechanics in an effort to improve the performance of this title. Given the recent nature of the game updates, it is too early to determine if such changes will have a positive impact on the game. To the extent these recent changes to the game do not boost the performance of the Redecor title, the remaining balance of the Redecor game title of approximately $41 million may be impaired in future periods.

Also included in the year ended December 31, 2023 is a $9.7 million write-off of JustPlay.LOL Ltd’s game title.

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

Revenues

Revenues for the year ended December 31, 2022 increased by $32.5 million when compared to the year ended December 31, 2021. This year-over-year comparison includes incremental revenues of $34.3 million generated from the Company’s August 2021 acquisition Reworks. Absent this acquisition, revenues in 2022 declined when compared with 2021 as improved monetization and increased revenues from new content and product features across our broader portfolio of games were unable to offset the incremental revenues recognized in 2022 due to the Covid pandemic. The combination of unusually high DAUs in early 2021, combined with the continued focus of the Company’s marketing efforts on player conversion rather than increasing player traffic lead to a decrease in DAUs for 2022 when compared with 2021. The same focus on player conversion, combined with improvements to monetization, new content and new product features drove an increase in DPUs in 2022 compared to 2021. The increase in revenues generated from Direct-to-Consumer platforms as a percentage of total revenues resulted from marketing activities for the games offered through these platforms.

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

Other Factors Affecting Net Income

	Year ended December 31,
(in millions)	2023	2022	2021
Interest expense	$153.0	$117.5	$149.2
Interest income	(42.7)	(14.1)	(0.8)
Foreign currency exchange, net	(1.3)	7.0	5.7
Other	0.5	0.2	(0.3)
Taxes on income	157.1	85.5	99.9

Interest expense

Interest expense in 2023, 2022 and 2021 is primarily related to amounts borrowed under the December 2019 Credit Facilities.

The increase in interest expense in 2023 when compared with 2022 is primarily related to higher average interest rates. The decrease in interest expense in 2022 when compared with 2021 is driven primarily by the refinancing of our Term Loan with a new facility bearing a lower interest rate spread.

On March 11, 2021, the Company amended the Credit Agreement which, among other things, effected a refinancing of the Old Term Loan with a new $1.9 billion senior secured first lien term loan borrowed under the Credit Agreement. Also on March 11, 2021, the Company issued $600.0 million aggregate principal amount of its 4.250% senior notes due 2029 under an indenture, dated March 11, 2021. The combination of these two March 2021 transactions significantly reduced our average interest rates on our outstanding indebtedness.

Interest income

Interest income in 2023, 2022 and 2021 is primarily related to interest earned on cash, cash equivalents and short term bank deposits.

The increase in interest income in 2023 when compared with previous years is driven primarily by higher interest rates and from more active investment of excess cash in income-bearing investments.

Taxes on income

The provision for income tax was $157.1 million for the year ended December 31, 2023 and the effective income tax rate was 40.1%. The difference between the effective income tax rate and the U.S. statutory tax rate is primarily due to adverse impacts of certain recurring items including tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, and GILTI inclusion. These adverse impacts are partially offset by the favorable impact of the Israeli Preferred Technology Enterprise regime. The full rate reconciliation is available in Note 21, Income Taxes.

The provision for income tax was $85.5 million for the year ended December 31, 2022 and the effective income tax rate was 23.7%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to adverse impacts of certain recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, and GILTI inclusion. These adverse impacts are partially offset by the recurring favorable impact of the Israeli Preferred Technology Enterprises regime. It is also favorably affected by items that are not consistent from year to year. Of these items, the primary differences related to the reversal of a valuation allowance relating to foreign net operating losses and return-to-provision adjustments.

The provision for income tax was $99.9 million for the year ended December 31, 2021, and the effective income tax rate was 24.5%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to adverse impacts of certain recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, and GILTI inclusion. These adverse impacts are partially offset by the recurring favorable impact of the Israeli Preferred Technology Enterprises regime. It is also favorably affected by items that are not consistent from year to year. Of these items, the primary difference related to the reversal of deferred tax liabilities due to the change in reinvestment assertion related to undistributed earnings of certain of our non-U.S. subsidiaries during the year.

Net income

Upon aggregating all of the components of our results of operations above, net income for the year ended December 31, 2023 decreased by $40.3 million when compared with 2022. Net income for the year ended December 31, 2022 decreased by $33.2 million when compared to 2021.

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

	Year ended December 31,
(In millions)	2023	2022	2021
Net income	$235.0	$275.3	$308.5
Provision for income taxes	157.1	85.5	99.9
Interest expense and other, net	109.5	110.6	153.8
Depreciation and amortization	158.0	162.0	145.5
EBITDA	659.6	633.4	707.7
Stock-based compensation(1)	110.0	123.5	100.4
Impairment of intangible assets	51.3	—	—
Contingent consideration	1.4	(14.3)	(6.6)
Acquisition and related expenses(2)	6.5	24.7	43.3
Other items(3)	3.4	37.8	3.9
Credit Adjusted EBITDA	$832.2	$805.1	$848.7
Net income margin	9.2%	10.5%	11.9%
Credit Adjusted EBITDA margin	32.4%	30.8%	32.9%
__________

(1)    Reflects, for all years, stock-based compensation expense related to the issuance of equity awards to our employees.
(2)    The amounts for the years ended December 31, 2023 and 2022 primarily relate to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company. The amount for the year ended December 31, 2021 primarily relates to bonus expenses paid as a result of the successful initial public offering of the Company’s stock in January 2021.
(3)    The amount for the year ended December 31, 2023 consists primarily of $1.8 million incurred by the Company for severance and $1.0 million for tax assessment paid under protest. The amount for the year ended December 31, 2022 consists of $13.2 million incurred by the Company for severance, $4.1 million incurred by the Company for relocation and support provided to employees due to the war in Ukraine and $16.4 million incurred related to the announced restructuring activities. The amount for the year ended December 31, 2021 includes business optimization expenses.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term highly liquid investments, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents totaled $1,029.7 million and $768.7 million at December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and 2022, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations, dividends to shareholders and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit facility or, if necessary, additional term loans or issuances of equity.

Our restricted cash totaled $2.0 million and $1.7 million at December 31, 2023 and December 31, 2022, respectively. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

In February 2024, our Board of Directors elected to declare a cash dividend of $0.10 per share of the Company’s outstanding common stock. We will maintain a focus on financial discipline through a balanced approach of evaluation of M&A opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations. The Board will continue to evaluate the economic environment, our cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to dividends (if any) in future periods.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Year ended December 31,
	2023	2022	2021
Net cash flows provided by operating activities	$515.6	$493.7	$551.7
Net cash flows used in investing activities	(240.2)	(74.6)	(609.4)
Net cash flows provided by (used in) financing activities	(18.2)	(652.0)	559.7
Effect of foreign exchange rate changes on cash and cash equivalents	4.1	(15.7)	(6.6)
Net change in cash, cash equivalents and restricted cash	$261.3	$(248.6)	$495.4

Operating activities

Net cash flows provided by operating activities for the year ended December 31, 2023 increased $21.9 million when compared with the year ended December 31, 2022. Net cash flows provided by operating activities for the year ended December 31, 2022 decreased $58.0 million when compared with the year ended December 31, 2021.

Net cash flow provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, with changes in working capital impacted by normal timing differences.

Investing activities

Net cash flows used in investing activities for the year ended December 31, 2023 increased $165.6 million when compared to the year ended December 31, 2022 mainly due to $159.6 million of consideration paid (net of cash acquired) for the 2023 acquisitions of Youda Games and G.S InnPlay Labs Ltd.

Net cash flows used in investing activities for the year ended December 31, 2022 decreased $534.8 million when compared to the year ended December 31, 2021, mainly due to $394.1 million of consideration paid (net of cash acquired) for the 2021 acquisition of Reworks and $100.0 million used for investment in short-term bank deposits in 2021, offset by $100.1 million of proceeds from short-term bank deposits in 2022.

Financing activities

Net cash flows used in financing activities for the year ended December 31, 2023, was $18.2 million primarily related to repayments on bank borrowings. Net cash flows used in financing activities of $652.0 million for the year ended December 31, 2022 primarily related to the Company’s Tender Offer in October 2022. Net cash flows provided by financing activities of $559.7 million for the year ended December 31, 2021, primarily related to the Company’s initial public offering of its equity in January 2021, and the refinancing of its Old Term Loan (as defined below) in March 2021.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 12, Debt, to the financial statements included elsewhere in this filing.

Critical accounting policies and estimates

We prepare our financial statements in conformity with U.S. GAAP.

Certain accounting policies require that we apply significant judgment in determining the appropriate assumptions for calculating financial estimates. By their nature, these judgments will be subject to an inherent degree of uncertainty. Our judgments are based upon our management’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

We consider accounting estimates to be critical accounting policies when:

•the estimates involve matters that are highly uncertain at the time the accounting estimates are made; and
•different estimates or changes to estimates could have a material impact on the reported financial positions, changes in financial position or results of operations.

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

Business combinations

We apply the provisions of ASC 805, Business Combinations and allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, acquired trademarks and the acquired user base from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

We also apply the provisions of ASU 2021-08, Business Combinations (Topic 805)(“ASU 2021-08)” which requires that we recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and that at the acquisition date, we account for related revenue contracts in accordance with ASC 606 as if we had originated the contracts.

When business combinations include an earnout payment or contingent consideration that embodies an unconditional obligation for us to transfer assets on a specific agreed-upon date, that liability is measured at fair value as of the acquisition date and as of each reporting date until the obligation is resolved. Significant estimates in valuing such liabilities include, but are not limited to, future financial models and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Software development costs

We review internal use software development costs associated with infrastructure and new games or updates to existing games to determine if the costs qualify for capitalizing. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal use software is included in intangible assets other than goodwill, net in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point in which the project is substantially complete and is ready for its intended purpose. With respect to new games or updates to existing games, the preliminary project stage remains ongoing until just prior to worldwide launch. The development costs related to new games or updates to existing games are expensed as incurred to research and development in the consolidated statements of comprehensive income.

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

Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we then perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If, after assessing the qualitative factors, we determine that it is not more likely than not the asset is impaired, goodwill is considered not to be impaired and no additional steps are necessary.

If a quantitative analysis is necessary, we compare the fair value of our reporting unit to our carrying value. We determine the estimated fair value based on a combination of market multiples and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the industry in general. Market multiples and discounted cash flows are common measures used to value businesses in our industry.

If the estimated fair value exceeds carrying value, goodwill is considered not to be impaired. However, if the carrying amount exceeds estimated fair value, an impairment loss is recognized in an amount equal to the excess.

The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples, and discount rates to determine its fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent our profitability deteriorates in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have impairments to record in the next twelve months, and such impairments could be material.

Impairment of long-lived assets

Our long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize impairment based on the difference between the estimated fair value of the asset and its carrying value. Fair value is generally estimated based on either quoted market prices, if available, or a discounted cash flow analysis.

Upon determination that the carrying value of a long-lived asset may not be recoverable based upon a comparison of aggregate undiscounted projected future cash flows to the carrying amount of the asset, an impairment charge is recorded for the excess of the carrying amount over estimated fair value. There is inherent uncertainty in our forecasts and projections used in any impairment analysis, and different assumptions and estimates could have lead to different impairment test results, and those results could have been materially different.

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

Durable virtual items represent items that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual items ratably over the estimated average life of the paying player, which is estimated on a game-by-game basis and generally ranges from eight months up to fourteen months. We estimate the average life of the paying player based on historical paying player patterns and playing behaviors within each of the specific games that offer durable virtual items. We monitor our operational data and player patterns and re-assess our estimates on a quarterly basis.

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

Stock-based compensation expense

We have a stock-based compensation program which provides for equity awards including time-based stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period for options and RSUs and on an accelerated basis for PSUs. The Company records forfeitures as a reduction of stock-based compensation expense as those forfeitures occur.

We used the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with stock options. As we do not have a long history of market prices for our common stock because our stock was not publicly traded prior to January 2021, we used observable data for a group of peer companies that grant options with substantially similar terms to assist in developing our volatility assumptions. The expected volatility of the stock was determined using weighted average measures of the implied volatility and the historical volatility for our peer group of companies for a period equal to the expected life of the options. The weighted-average risk-free interest rates were based on the interest rate for U.S. Treasury bonds. The expected term assumptions were derived using the simplified method, which is based on an average between each vesting date and the expiration date of an option. This method was chosen because there was no historical option exercise experience due to us being privately held. The fair value of options granted prior to February 2024 was determined based upon the assumption that we would not pay cash dividends on shares of our common stock. Option grants subsequent to February 2024 will use an appropriate dividend yield in our calculation of estimated fair value. The stock options have a contractual term of 10 years. Except as otherwise provided in an agreement between us and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

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

We use the associated per-share value at the time of grant to determine the compensation cost to be recognized associated with RSUs and PSUs granted. For PSUs, we periodically review the estimates of performance against the defined criteria to assess the expected payout of each outstanding grant and adjust the stock compensation expense accordingly.

For RSUs, shares are issued on the vesting dates net of the applicable statutory income tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are generally issued than the number of RSUs outstanding, and the income tax withholding is recorded as a reduction to additional paid-in capital.

Our stock-based compensation expense is recorded in the financial statement line items relevant to each of the award recipients. See Note 13, Equity Transactions and Stock Incentive Plan, to the financial statements included elsewhere in this filing for additional discussion.

Derivative instruments

Interest rate swap agreements

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

We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively. We performed a regression analysis at the inception of the hedging relationship and at period end in which we compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments historical swap rates. We believe that the hedging instruments are expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, we will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

Foreign currency hedge agreements

We use foreign currency derivative contracts to reduce our exposure to fluctuating exchange rates between the United States dollar (as our functional currency) and certain expense lines denominated in Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). Our derivative contracts are designated as cash flow hedges under ASC 815. We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively, and expect these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 14, Derivative Instruments, to the financial statements included elsewhere in this filing for additional discussion.

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

Recently issued accounting pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, to the financial statements included elsewhere in this filing for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this filing.

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

In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce our counterparty risk. Each swap requires us to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. In June 2023 these two interest rate swap agreements were amended, so that effective July 31, 2023 we will pay a fixed interest rate of 0.85% in exchange for receiving one-month Term SOFR.

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

The estimated fair value of our interest rate swap agreements is derived from a discounted cash flow analysis.

We had borrowings outstanding under our Term Loan with book values of $1,822.8 million and $1,831.2 million at December 31, 2023 and December 31, 2022, respectively, which were subject to a weighted average interest rate of 7.840% and 4.440% for the years ended December 31, 2023 and 2022, respectively. There were no borrowings against our Revolving Credit Facility at December 31, 2023 or December 31, 2022. The Notes bear interest at a fixed rate of 4.250% per annum and accordingly do not vary with prevailing interest rates.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.5 million and $13.7 million for the years ended December 31, 2023 and 2022, respectively, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. We are unable to estimate the impact on the fair value of our debt of a hypothetical 100 basis point increase or decrease in weighted average interest rates

Investment risk

We had cash and cash equivalents including restricted cash totaling $1,031.7 million and $770.4 million as of December 31, 2023 and December 31, 2022, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. Due to the short-term nature of these instruments, a hypothetical 100 bps increase in interest rates would not have a material impact on their fair value as of December 31, 2023.

Foreign currency risk

Our functional currency is the U.S. Dollar and most of our revenues are denominated in U.S. Dollars. However, we have foreign currency risks related to a significant portion of our operating expenses, consisting of headcount related expenses as well as leases and certain other operating expenses, denominated in currencies other than the U.S. Dollar, primarily the Israeli Shekel (“ILS”), British Pound, Euro, Polish Zloty (“PLN”) and Romanian Leu (“RON”). Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of December 31, 2023, we had entered into derivative contracts to purchase certain foreign currencies, including ILS, RON and PLN, at future dates. The approximate amount of hedges was equal to $208.6 million, and all contracts are expected to mature during the upcoming 12 months.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PLAYTIKA HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
PLAYTIKA HOLDING CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Playtika Holding Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the index at item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Impairment Test of Reworks Asset Group

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, identifiable intangible assets that are subject to amortization are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company identified a triggering event and performed an impairment assessment with respect to Reworks asset group. The Company's evaluation of Reworks assets for potential impairment is measured at the asset group level by comparing the undiscounted projected future cash flows to the carrying amount of the asset group. When the carrying amount of the asset group is not recoverable, then a fair value test is performed to quantify the impairment. The impairment loss is calculated based on the excess of the carrying amount of the asset group over its fair value. The Company estimated the asset group fair value based on the Discounted Cash Flow ("DCF") method.

Auditing the Company’s valuation of Reworks asset group was complex and highly judgmental due to the significant estimation in management’s assumptions used in determining the fair value of the asset group. The assumptions included the projected future cash flows of the asset group, revenue growth rates and the weighted average cost of capital. These assumptions are sensitive and affected by the specific market and industry qualitative factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's valuation of Reworks asset group.
To test the Company’s valuation of Reworks asset group, we performed audit procedures that included, among others, testing the significant assumptions, including the completeness and accuracy of the underlying data used by management in its analyses. We compared the significant assumptions used by management to current industry and economic trends and historical financial results. We involved our valuation specialists in evaluating the appropriateness of the projected future cash flows of the assets group including evaluation of the revenue growth rates and the weighted average cost of capital and performed sensitivity analyses related to significant assumptions.
We also evaluated the Company’s disclosures included in Notes 1 and 7 to the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global
We have served as the Company’s auditor since 2016.
Tel-Aviv, Israel
February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
PLAYTIKA HOLDING CORP.

Opinion on Internal Control Over Financial Reporting

We have audited Playtika Holding Corp.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Playtika Holding Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global
Tel-Aviv, Israel
February 26, 2024

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,029.7	$768.7
Restricted cash	2.0	1.7
Accounts receivable	171.5	141.1
Prepaid expenses and other current assets	147.9	113.4
Total current assets	1,351.1	1,024.9
Property and equipment, net	119.9	125.7
Operating lease right-of-use assets	100.3	104.2
Intangible assets other than goodwill, net	311.2	354.0
Goodwill	987.2	811.2
Deferred tax assets, net	99.3	68.3
Investment in unconsolidated entities	54.4	52.6
Other non-current assets	151.6	156.7
Total assets	$3,175.0	$2,697.6

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$16.8	$12.4
Accounts payable	65.0	50.7
Operating lease liabilities, current	19.5	13.5
Accrued expenses and other current liabilities	438.3	385.2
Total current liabilities	539.6	461.8
Long-term debt	2,399.6	2,411.2
Contingent consideration	20.8	—
Other long-term liabilities, including employee related benefits	318.7	252.1
Operating lease liabilities, long-term	88.2	94.5
Deferred tax liabilities	29.6	46.6
Total liabilities	3,396.5	3,266.2
Commitments and contingencies (Note 16)
Stockholders' equity (deficit)
Common stock of US $0.01 par value: 1,600.0 shares authorized; 370.0 and 363.6 shares issued and outstanding at December 31, 2023 and 2022, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at December 31, 2023 and 2022)	(603.5)	(603.5)
Additional paid-in capital	1,264.9	1,155.8
Accumulated other comprehensive income	20.6	17.6
Accumulated deficit	(907.6)	(1,142.6)
Total stockholders' deficit	(221.5)	(568.6)
Total liabilities and stockholders’ deficit	$3,175.0	$2,697.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)

	Year ended December 31,
	2023	2022	2021
Revenues	$2,567.0	$2,615.5	$2,583.0
Costs and expenses
Cost of revenue	718.5	735.7	729.0
Research and development	406.4	472.3	386.7
Sales and marketing	585.7	603.7	581.7
General and administrative	303.5	332.4	323.4
Impairment of intangible assets	51.3	—	—
Total costs and expenses	2,065.4	2,144.1	2,020.8
Income from operations	501.6	471.4	562.2
Interest and other, net	109.5	110.6	153.8
Income before income taxes	392.1	360.8	408.4
Provision for income taxes	157.1	85.5	99.9
Net income	235.0	275.3	308.5
Other comprehensive income (loss)
Foreign currency translation	5.6	(13.7)	(18.6)
Change in fair value of derivatives	(2.6)	28.1	5.1
Total other comprehensive income (loss)	3.0	14.4	(13.5)
Comprehensive income	$238.0	$289.7	$295.0

Net income per share attributable to common stockholders, basic	$0.64	$0.69	$0.75
Net income per share attributable to common stockholders, diluted	$0.64	$0.69	$0.75
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	366.3	401.0	408.9
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	366.8	401.6	411.0
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Share Capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity (deficit)
Balance as of January 1, 2021	391.1	$3.9	$—	$462.3	$16.7	$(1,726.4)	$(1,243.5)
Net income	—	—	—	—	—	308.5	308.5
Issuance of common stock in the IPO, net of underwriting commission and offering costs	18.5	0.2	—	467.5	—	—	467.7
Stock-based compensation	—	—	—	103.1	—	—	103.1
Issuance of shares upon vesting of RSUs	1.5	*	—	(*)	—	—	—
Other comprehensive income	—	—	—	—	(13.5)	—	(13.5)
Balance as of December 31, 2021	411.1	4.1	—	1,032.9	3.2	(1,417.9)	(377.7)
Net income	—	—	—	—	—	275.3	275.3
Repurchase of common stock	(51.8)	—	(603.5)	—	—	—	(603.5)
Stock-based compensation	—	—	—	125.5	—	—	125.5
Issuance of shares upon vesting of RSUs	4.3	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(2.6)	—	—	(2.6)
Other comprehensive loss	—	—	—	—	14.4	—	14.4
Balance as of December 31, 2022	363.6	4.1	(603.5)	1,155.8	17.6	(1,142.6)	(568.6)
Net income	—	—	—	—	—	235.0	235.0
Stock-based compensation	—	—	—	113.0	—	—	113.0
Issuance of shares upon vesting of RSUs	6.4	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive income	—	—	—	—	3.0	—	3.0
Balance as of December 31, 2023	370.0	$4.1	$(603.5)	$1,264.9	$20.6	$(907.6)	$(221.5)

_________

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$235.0	$275.3	$308.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	45.7	45.9	42.5
Amortization of intangible assets	112.3	116.1	103.0
Impairment of intangible assets	51.3	—	—
Stock-based compensation	110.0	123.5	100.4
Change in deferred taxes, net	(46.6)	(46.0)	(72.7)
Amortization and write-off of loan discount	7.0	7.4	31.5
Change in contingent consideration	1.4	(13.1)	(5.0)
Capital gain from sale of investment	—	—	(1.2)
Loss (gain) from foreign currency	(2.8)	8.8	(0.2)
Non-cash lease expenses (income)	3.5	(6.2)	0.2
Changes in operating assets and liabilities:
Accounts receivable	(25.6)	1.0	(7.5)
Prepaid expenses and other current and non-current assets	(35.0)	(142.0)	28.8
Accounts payable	(9.3)	5.7	5.9
Accrued expenses and other current and non-current liabilities	68.7	117.3	17.5
Net cash provided by operating activities	515.6	493.7	551.7
Cash flows from investing activities
Purchase of property and equipment	(32.6)	(68.3)	(47.4)
Capitalization of internal use software costs	(37.4)	(30.1)	(33.1)
Purchase of software for internal use	(9.2)	(11.6)	(19.1)
Payments for business combination, net of cash acquired	(159.6)	(29.9)	(394.1)
Proceeds from short-term bank deposits	—	100.1	—
Investment in short-term bank deposits	—	—	(100.0)
Investments in unconsolidated entities	(1.8)	(34.8)	(17.8)
Other investing activities	0.4	—	2.1
Net cash used in investing activities	(240.2)	(74.6)	(609.4)
Cash flows from financing activities
Proceeds from bank borrowings, net	—	—	887.7
Repayments on bank borrowings	(14.3)	(19.0)	(965.3)
Proceeds from issuance of unsecured notes, net	—	—	178.9
Proceeds from issuance of common stock, net	—	—	470.4
Payment of debt issuance costs	—	—	(12.0)
Payment for tender offer	—	(603.5)	—
Payment of tax withholdings on stock-based payments	(3.9)	(2.6)	—
Net cash out flow for business acquisitions and other	—	(26.9)	—
Net cash provided by (used in) financing activities	(18.2)	(652.0)	559.7
Effect of exchange rate changes on cash and cash equivalents	4.1	(15.7)	(6.6)
Net change in cash, cash equivalents and restricted cash	261.3	(248.6)	495.4
Cash, cash equivalents and restricted cash at the beginning of the period	770.4	1,019.0	523.6
Cash, cash equivalents and restricted cash at the end of the period	$1,031.7	$770.4	$1,019.0

	Year ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures
Cash paid for income taxes	$169.8	$160.7	$102.3
Cash paid for interest	$146.0	$107.5	$93.9
Cash received for interest	$38.3	$13.5	$0.5
Non-cash financing and investing activities
Contingent consideration related to business acquisition	$65.4	$11.4	$33.7
Accrued purchases of property and equipment and intangible assets	$17.0	$—	$—
Right-of-use assets acquired under operating leases	$14.6	$44.9	$41.0
Capitalization of stock-based compensation costs	$3.0	$2.0	$2.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corp. (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys to drive user engagement and monetization. As of December 31, 2023, the Company had operations in Argentina, Australia, Austria, Belarus, Finland, Georgia, Germany, India, Israel, Netherlands, Poland, Romania, Spain, Switzerland, Ukraine, the United Kingdom and the United States.

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

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. No change to the carrying amounts were recorded in the years ended December 31, 2023 and 2022.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For those consolidated subsidiaries whose functional currency has been determined to be a non-dollar currency, assets and liabilities are translated at year-end exchange rates and statement of income items are translated using the date of the transaction exchange rate or at the average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

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

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable as of the dates indicated:

	December 31,
	2023	2022
	%
Apple	56	43
Google	28	35
Facebook	4	7

Accounts receivable are recorded at their transaction amounts and do not bear interest. The Company bases its allowance for credit losses on management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on historical collection experience and current and expected future economic and market conditions.
Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less from the date acquired. Cash equivalents include investments in term deposits, commercial papers and money market funds that can be redeemed immediately at the current net asset value.

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

Software development costs

The Company reviews internal use software development costs associated with infrastructure and new games or significant updates to existing games to determine if the costs qualify for capitalizing. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal use software is included in intangible assets other than goodwill, net in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point in which the project is substantially complete and is ready for its intended purpose. With respect to new games or updates to existing games, the preliminary project stage remains ongoing until just prior to worldwide launch. The development costs of new games or updates to existing games are expensed as incurred to research and development in the consolidated statements of comprehensive income.

Capitalized internal use software costs were approximately $40.4 million, $32.1 million and $35.5 million during the years ending December 31, 2023, 2022 and 2021, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2023, 2022 and 2021, the amortization of capitalized software costs totaled approximately $31.7 million, $25.0 million and $21.8 million, respectively.

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

When business combinations include an earnout payment or contingent consideration that embodies an unconditional obligation for the Company to transfer assets on a specific agreed-upon date, that liability is measured at fair value as of the acquisition date and as of each reporting date until the obligation is resolved. Significant estimates in valuing such liabilities include, but are not limited to, future financial models and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

Impairment of long-lived assets

The Company’s long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment indicators include any significant changes in the manner of the Company’s use of the assets and significant negative industry or economic trends. When impairment indicators exist, the Company evaluate recoverability of an asset group by a comparison of the aggregate undiscounted projection future cash flows to the carrying amounts of the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss is calculated based on the excess of the carrying amount of the assets group over its fair value. Fair value is generally measured based on a discounted cash flow analysis.

Upon determination that the carrying value of a long-lived asset may not be recoverable based upon a comparison of aggregate undiscounted projected future cash flows to the carrying amount of the asset, an impairment charge is recorded for the excess of the carrying amount over fair value.

Leases

The Company is the lessee under non-cancelable office real estate and data center leases. The Company accounts for its leases under ASC 842, Leases, and determines if a contract contains a lease at inception or modification of a contract. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments and lease incentives received over the defined lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate which is estimated based upon the capital structure of the Company and upon the other information available at the lease commencement date in determining the present value of lease payments. The implicit rate will be used when readily determinable. The Company’s lease terms may include options to extend the lease. These options are included in the lease terms when it is reasonably certain they will be exercised. The ROU assets also include any prepaid lease payments and net of lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s real estate lease agreements and data center leases do not contain any material residual value guarantees, restrictions or covenants. The Company’s lease agreements with lease and non-lease components are accounted for separately. The Company does not record an asset or liability for operating leases with a term of 12 months or less.

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

Durable virtual items represent items that are accessible to the player over an extended period of time. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated average life of the paying player, which is estimated on a individual game basis and generally ranges from eight months to fourteen months. The Company estimates the average life of the paying player based on historical paying player patterns and playing behaviors within each of the specific games that offer durable virtual items. The Company monitors its operational data and player patterns and re-assesses its estimates on a quarterly basis.

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

Advertising expenses

Costs for marketing and advertising of the Company’s games are primarily expensed as incurred and are included in the sales and marketing expenses in the Company’s consolidated statements of comprehensive income. Such costs primarily consist of player acquisition costs. Advertising expense was $451.8 million, $464.6 million and $457.8 million in the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients. See Note 13, Equity Transactions and Stock Incentive Plan, for additional disclosure.

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
The need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards expiring unused and tax planning alternatives.

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

The Tax Cuts and Jobs Act (“TCJA”) subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of deferred taxes. The Company elected to account for the income tax effects of GILTI as a “period cost,” or an income tax expense in the year the tax is incurred.

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

Expense resulting from contributions in accordance with Section 14 for the years ended December 31, 2023, 2022 and 2021 was $7.6 million, $8.5 million and $7.1 million, respectively.

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

The Company concluded that certain announced activities, including the above, were triggering events for potential impairment under ASC 360, Property, Plant, and Equipment, and therefore assessed the associated asset groups for impairment. Based upon this assessment, the Company determined that no impairment was required for the year ended December 31, 2022.

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

Cash flows from derivatives, which are designated as accounting hedges, are presented consistently with the cash flow classification of the related hedged items.

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

Accounting standards recently adopted by the Company

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)(“ASU 2021-08)”. ASU 2021-08 requires that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and that at the acquisition date, the acquirer accounts for related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The Company adopted this standard on January 1, 2023, and the adoption did not have an impact on the Company’s consolidated financial statements.

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

Recently issued accounting standards not yet adopted by the Company

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires that public business entities expand their annual disclosures related to rate reconciliation and income taxes paid, and provide a disaggregated presentation between domestic and foreign income or loss from continuing operations before income tax expense and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

NOTE 2.    BUSINESS COMBINATIONS

Acquisition of Reworks OY

On August 31, 2021, the Company entered into a Share Sale and Purchase Agreement (“SPA”) pursuant to which the Company (i) acquired 80% of all issued and registered shares and options (“Share Capital”) of Reworks Oy, a limited liability company incorporated under the laws of Finland (“Reworks”) in exchange for cash consideration of $400 million, subject to customary closing adjustments, and (ii) will acquire the remaining 20% of the Share Capital for additional cash consideration (“Earnout Payment”) in an amount to be determined based on certain performance metrics during the calendar year 2022. The Earnout Payment was contractually based on the amount of “Company EBITDA” (as defined in the SPA) in calendar year 2022 in excess of $10.3 million multiplied by 6.0, not to exceed $200 million, as further described in the SPA. In the event “Company EBITDA” (as defined in the SPA) was $10.3 million or less, the Earnout Payment would have been $1.

The acquisition date fair value of the Earnout Payment was estimated by management, with the assistance of third-party valuation specialists, based upon the probability-weighted fair values of multiple discounted cash flow analyses. In accordance with ASC 480, this liability has been measured at fair value as of the acquisition date and was remeasured to fair value on each subsequent reporting date until the contingency was resolved.

For the year ended December 31, 2021, the Company recorded a favorable fair value adjustment of $6.5 million, partially offset by $1.5 million of interest expense included within general and administrative expenses and interest expense, respectively, in the accompanying consolidated statement of comprehensive income to adjust the contingent consideration to estimated fair value. As of December 31, 2021, approximately $11 million had been recorded as compensation expense and was classified as an employee-related current liability on the Company’s consolidated balance sheet.

In the first half of 2022, the Company recognized net expense of $5 million included within general and administrative expenses in connection with adjusting the Earnout Payment to estimated fair value. On August 1, 2022, the Company entered into an Omnibus Agreement to acquire the title to the remaining shares and options of Reworks in exchange for a $45 million cash payment to the sellers in lieu of the Earnout Payment. The cash payment was made in the third quarter of 2022. As a result, the Company has no earnout obligation associated with the Reworks acquisitions subsequent to this payment.

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

Acquisition of JustPlay.LOL Ltd

On March 21, 2022, the Company acquired all of the issued and outstanding shares of JustPlay.LOL Ltd. (“JustPlay”) consistent with the Company’s strategy to increase its breadth of entertainment genres and leverage the Company’s Boost platform to enhance game-operations. Terms of the acquisition agreement include initial cash consideration of $30 million plus an earnout based on the performance of the acquired business, with a maximum total consideration of $120 million, subject to customary adjustments. The acquisition was accounted for as a business combination.

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

Subsequent to the acquisition, the Company reduced the amount of contingent consideration expected to be paid. As of December 31, 2023 and 2022, the Company has no remaining liability reflected in the financial statements herein.

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

Within the accompanying consolidated financial statements, management has recorded the assets acquired and liabilities assumed in the acquisition, along with its estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company with estimating the acquisition-date fair value of the intangible assets acquired and contingent consideration payable. This valuation was finalized during the fourth quarter 2023 with no material adjustments from the Company’s initial estimates.

The goodwill, which is deductible for tax purposes, is generally attributable to synergies between the Company's and Youda Game's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total Consideration	$89.9
Less: Acquisition date fair value of contingent consideration	(2.4)
Consideration paid as of August 28, 2023	$87.5

Identifiable assets acquired and liabilities assumed
Intangible assets other than goodwill	$45.3
Goodwill	44.6
Contingent consideration	(2.4)
Total identifiable assets acquired and liabilities assumed	$87.5

The developed game assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of eight years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Transaction costs incurred by the Company in connection with the Youda Games acquisition, were approximately $1.6 million for the year ended December 31, 2023, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the August 28, 2023 acquisition date have not been presented because the incremental results from Youda Games are not material to the consolidated statements of comprehensive income presented herein.

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

Within the accompanying consolidated financial statements, management has recorded the assets acquired and liabilities assumed in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company with estimating the acquisition-date fair value of the intangible assets acquired and contingent consideration payable. This valuation was finalized during the fourth quarter 2023.

Based upon the final valuation procedures, the estimated fair value of contingent consideration at the acquisition date was decreased from the Company’s initial estimates by $12 million, with a corresponding decrease to goodwill. The formal valuation also allowed the Company to conclude on and record the value of the intangible assets acquired other than goodwill of $14.8 million, with a corresponding decrease to goodwill. Other than these two measurement period adjustments, there were no other material changes to the initial purchase price allocation resulting from the finalization of the valuation process within the measurement period.

The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and InnPlay's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Consideration
Total Consideration	$140.5
Less: Cash acquired	(0.8)
Total consideration, net of cash acquired	139.7
Less: Deferred consideration	(3.7)
Less: Acquisition date fair value of contingent consideration	(63.0)
Consideration paid as of September 28, 2023	$73.0

Identifiable assets acquired and liabilities assumed
Accounts receivable	$3.9
Other current assets	0.3
Property and equipment	0.2
Intangible assets other than goodwill	14.8
Goodwill	127.6
Deferred tax asset	3.4
Deferred consideration	(3.7)
Contingent consideration	(63.0)
Deferred tax liability	(3.4)
Liabilities assumed	(7.1)
Total identifiable assets acquired and liabilities assumed	$73.0

Transaction costs incurred by the Company in connection with the InnPlay acquisition were approximately $1.3 million for the year ended December 31, 2023, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the September 28, 2023 acquisition date have not been presented because the incremental results from InnPlay, both individually and when aggregated with Youda pro forma results of operations, are not material to the consolidated statements of comprehensive income presented herein.

Other development transactions

During 2021, 2022 and 2023, the Company has made a small number of minority investments in early-stage high-growth potential game developers, all of which are accounted for as investments in unconsolidated affiliates.

NOTE 3.    CASH EQUIVALENTS

Cash equivalents at December 31, 2023 and 2022 are as follow (in millions):

	December 31,
	2023	2022
Money market funds	$524.4	$294.8
Term deposits	290.3	243.3
Commercial papers	104.8	79.9
Total cash equivalents	$919.5	$618.0

NOTE 4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2023 and 2022 are as follows (in millions):

	December 31,
	2023	2022
Government authorities	$86.8	$57.0
Derivative instruments - interest rate swaps	25.3	19.5
Prepaid expenses	15.4	16.0
Deferred charges	12.5	10.8
Other	7.9	10.1
Total prepaid expenses and other current assets	$147.9	$113.4

NOTE 5.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2023 and 2022 are as follow (in millions):

	December 31,
	2023	2022
Computers and peripheral equipment	$228.2	$205.7
Office furniture and equipment	19.2	17.1
Vehicles and aircraft	9.0	8.1
Leasehold improvements	59.2	53.0
Total property and equipment, gross	315.6	283.9
Accumulated depreciation	(195.7)	(158.2)
Total property and equipment, net	$119.9	$125.7

Depreciation expense was $45.7 million, $45.9 million and $42.5 million in the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 6.     GOODWILL

Changes in goodwill for the years ended December 31, 2023 and 2022 were as follows (in millions):

	Year ended December 31,
	2023	2022
Balance at beginning of period	$811.2	$788.1
Goodwill acquired during the year	172.2	29.7
Foreign currency translation adjustments	3.8	(6.6)
Balance at end of period	$987.2	$811.2

As of October 1 of each year, the Company performed a qualitative assessment for its reporting unit and concluded that the qualitative assessment did not result in a more likely than not indication of impairment, and therefore no further impairment testing was required. Accordingly, during the years ended December 31, 2023, 2022 and 2021, no impairment charge was recognized.

NOTE 7.    INTANGIBLE ASSETS OTHER THAN GOODWILL

The carrying amounts and accumulated amortization expenses of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at December 31, 2023 and 2022 were as follows (in millions):

	December 31, 2023
	Weighted average remaining useful life (in years)	Balance	December 31, 2022
Historical cost basis:
Developed games and acquired technology	2.7	$661.4	$599.2
Trademarks and user base	1.0	37.1	31.0
Internal use software	2.3	166.7	126.2
		865.2	756.4
Accumulated amortization
Developed games and acquired technology		(433.6)	(315.4)
Trademarks and user base		(32.5)	(31.0)
Internal use software		(87.9)	(56.0)
		(554.0)	(402.4)
Intangible assets other than goodwill, net		$311.2	$354.0

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded amortization expense in the amounts of $112.3 million, $116.1 million and $103.0 million, respectively.

In the second quarter of 2023, the Company recorded an intangible asset impairment of $9.7 million related to JustPlay.LOL Ltd’s game title.

In the third quarter of 2023, the Company recorded an impairment charge of $41.6 million related to the Redecor game title based upon lower than expected performance of that title. The Company has recently released certain changes to the game operations and mechanics in an effort to improve the performance of this title. Given the recent nature of the game updates, it is too early to determine if such changes will have a positive impact on the game. To the extent these recent changes to the game do not boost the performance of the Redecor title, the remaining balance of the Redecor game title of approximately $41 million may be impaired in future periods.

There was no impairment of intangible assets in the years ended December 31, 2022 and 2021.

As of December 31, 2023, the total expected future amortization related to intangible assets was as follows (in millions):

2024	$104.2
2025	86.4
2026	71.1
2027	25.0
Thereafter	24.5
Total	$311.2

NOTE 8.    OTHER NON-CURRENT ASSETS

Other non-current assets at December 31, 2023 and 2022 are as follows (in millions):

	December 31,
	2023	2022
Long-term tax assets	$133.4	$123.5
Unrecognized gain on interest rate swaps	15.2	29.3
Deposits	2.7	3.2
Other	0.3	0.7
Total other non-current assets	$151.6	$156.7

NOTE 9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2023 and 2022 are as follows (in millions):

	December 31,
	2023	2022
Employees and related expenses	$162.5	$170.3
Accrued expenses	93.9	110.1
Media buy	54.5	41.3
Deferred revenues	46.0	38.6
Contingent consideration	46.0	—
Tax accruals	35.4	24.9
Total accrued expenses and other current liabilities	$438.3	$385.2

NOTE 10.    OTHER LONG-TERM LIABILITIES, INCLUDING EMPLOYEE RELATED BENEFITS

Other long-term liabilities, including employee related benefits at December 31, 2023 and 2022 are as follows (in millions):

	December 31,
	2023	2022
Long-term tax reserves	$312.9	$248.6
Unrecognized loss on interest rate swaps	4.4	—
Other	1.4	3.5
Total other long-term liabilities, including employee related benefits	$318.7	$252.1

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	6.8	7.8
Weighted average discount rates	4.3%	4.1%

Total operating lease expense was $23.3 million, $25.5 million and $21.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $18.4 million, $24.5 million and $21.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Maturities of lease liabilities are as follows (in millions):

2024	$24.2
2025	21.7
2026	19.1
2027	14.4
2028	10.3
Thereafter	32.7
Total undiscounted cash flows	122.4
Less: imputed interest	(14.7)
Present value of lease liabilities	$107.7

NOTE 12.     DEBT

	December 31, 2023				December 31, 2022
(in millions, except interest rates)	Maturity	Interest rate(s)	Book value	Face value	Book value
Term Loan	2028	8.220%	$1,822.8	$1,852.5	$1,831.2
Senior Notes	2029	4.250%	593.6	600.0	592.4
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,416.4	2,452.5	2,423.6
Less: Current portion of long-term debt			(16.8)	(23.8)	(12.4)
Long-term debt			$2,399.6	$2,428.7	$2,411.2

Book value of debt in the table above is reported net of deferred issuance costs and original issue discount of $36.1 million and $43.2 million at December 31, 2023 and 2022, respectively.

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

The Credit Agreement permits voluntary prepayments and requires mandatory prepayments in certain events including among others, 50% (subject to step-downs to 25% and 0% based upon the Company’s net total secured leverage ratio) of the Company’s excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary asset sale transactions (subject to reinvestment rights), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement). The Company is not required to make an excess cash flow payment based upon its secured leverage ratio for 2023.

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

The Credit Agreement requires that the Company and the guarantors (a) generate at least 80.0% of the EBITDA of the Company and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all “Material Intellectual Property” (defined as any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of the EBITDA of the Company and its restricted subsidiaries for the then most recently ended four fiscal quarters) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If the Company and the guarantors do not satisfy such requirement, then the Company must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. During the year ended December 31, 2021, the Company voluntarily designated certain subsidiaries in Germany, Austria and Finland as additional guarantors. As of December 31, 2023, the Company was in compliance with these requirements.

Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.00, calculated as total first lien senior secured net debt divided by Credit Adjusted EBITDA. At December 31, 2023, the Company’s first-priority net senior secured leverage ratio was 0.99 to 1.00 based upon Credit Adjusted EBITDA of $832.2 million and net debt (as defined in the Credit Agreement) of $823.3 million.

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

The Company was in compliance with its financial and other covenants under the Credit Agreement as of December 31, 2023.

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

Scheduled principal payments of long-term debt

The scheduled principal payments due on long-term debt are as follows (in millions):

2024	$23.8
2025	19.0
2026	19.0
2027	19.0
2028 and thereafter	2,371.7
Total	$2,452.5

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

As of December 31, 2023, a total of 56,232,228 shares of the Company’s common stock had been allocated to awards granted under the Plan and 5,779,753 shares remained available for future grants.

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

In January 2021, promptly following the pricing of the Company’s IPO, the number of shares available for issuance under the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”) increased by 14,335,499 shares of common stock, which represented 3.5% of the total number of shares outstanding immediately after the consummation of the IPO. If, on January 1st of each year through January 2030, the number of shares available for grant is less than 3.5% of the total shares of the Company’s outstanding common stock, then the number of shares available for grant will increase to an amount equal to the lesser of (i) 3.5% of the total shares of the Company’s outstanding common stock or (ii) such number of shares determined by the Board of Directors. On January 1, 2024 and 2022, the number of shares of issuance under the Plan increased by 7.2 million and 14.0 million, respectively. On January 1, 2023, there was no increase to the number of shares available for issuance under the Plan.

In connection with its January 15, 2021 IPO, the Company granted 7,985,297 stock options and 4,299,077 RSUs to certain of its employees. The stock options and RSUs generally vest 25% on the first anniversary of the grant date, and the remaining 75% of the options and RSUs vest in equal quarterly installments during the three years following the first anniversary of the grant date.

Option Repricing

On February 7, 2022, the Compensation Committee of the Board of Directors of the Company approved an amendment to 5,303,242 options granted in 2021 that were scheduled to vest after the first anniversary of the grant date (the “Adjusted Portion”). The Adjusted Portion was amended to reduce the per share exercise prices of such Adjusted Portion to $18.71. The Company accounted for the repricing as a modification and is recording incremental compensation expense of approximately $8.8 million from the time of the repricing through the remaining vesting period. There were no awards included in this repricing to any named executive officers or other executives defined as insiders according to Section 16 of the Securities Exchange Act of 1934.

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

Stock options

The following table summarizes the Company’s stock option activity:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2023	3.4	8.2	$19.08
Granted	0.1		$10.29
Exercised	—
Cancelled	(1.8)		$20.14
Expired	—		$—
Outstanding at December 31, 2023	1.7	7.6	$17.72	$—
Exercisable at December 31, 2023	0.9	7.4	$19.80	$—

There were no stock options exercised during the years ended December 31, 2023, 2022 or 2021. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $10.29 per share and $6.43 per share, respectively.

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

–Fair value of common stock - The Company uses the public trading price of its common stock on the Nasdaq stock market to determine the fair value of its common stock.

–Risk-free interest rate - The risk-free interest rate was estimated based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of the respective equity option award.

–Expected dividend yield - The fair value of options granted prior to February 2024 was determined based upon the assumption that we would not pay cash dividends on shares of our common stock.

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

The table below summarizes the assumptions used for the options granted in each respective period, as well as for options repriced during the first quarter of 2022:

	Year ended December 31,
	2023	2022
Risk-free interest rate	3.34% - 3.79%	0.67% - 3.88%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	52.13% - 52.79%	40.96% - 52.82%

For options, 25% of the options generally vest on the first anniversary of the grant date, and the remaining 75% of the options vest in equal quarterly installments during the three years following the first anniversary of the grant date. The stock options have a contractual term of ten years. Except as provided in an option agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited.

RSUs

RSUs generally vest 25% on the first anniversary of the grant date, and the remaining 75% of the RSUs vest in equal quarterly installments during the three years following the first anniversary of the grant date. RSUs granted to the Board of Directors of the Company vest immediately. Certain RSUs granted in December 2023 vest 12.5% eighteen months after the grant date and then in equally quarterly installments over the following 3.5 years, and RSUs granted in 2022 as a result of the Option Exchange generally vest in equal quarterly installments over three years. Except as provided in an award agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s common stock upon vesting.

The following table summarizes the Company’s RSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2021	5.9	$21.04
Granted	7.5	$28.23
Vested	(1.5)	$21.17	$26.6
Cancelled	(0.5)	$30.62
Outstanding at December 31, 2021	11.4	$25.29
Granted(1)	11.0	$15.43
Vested	(4.5)	$24.92	$55.1
Cancelled	(3.0)	$22.30
Outstanding at December 31, 2022	14.9	$18.69
Granted	13.8	$8.81
Vested	(6.4)	$19.00	$61.6
Cancelled	(1.0)	$17.67
Outstanding at December 31, 2023	21.3	$12.24
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

The following table summarizes the Company’s PSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2022	—	$—
Granted	3.5	$9.72
Vested	—	$—	$—
Cancelled	(0.3)	$9.72
Outstanding at December 31, 2022	3.2	$9.72
Granted	—	$—
Vested	(0.4)	$9.72	$4.2
Cancelled	(0.6)	$9.72
Outstanding at December 31, 2023	2.2	$9.72
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

As of December 31, 2023, the Company believed it probable that the 2024 and 2025 performance targets, as outlined in the amended award agreements, would achieve 75% and 50% revenue growth achievement, respectively, as defined. Therefore, seventy five percent and fifty percent of the potential expense associated with the 2024 and 2025 tranches, respectively, was recognized or will be recognized over the applicable performance period of the respective tranche.

On February 9, 2023, the Board of Directors of the Company ratified the Company’s annual revenue growth rate during 2022 and approved the vesting of 50.9% of the PSU awards eligible to vest for the 2022 performance period. On February 7, 2024, the Board of Directors of the Company ratified the Company’s annual revenue growth rate during 2023. None of the PSU awards eligible to vest for the 2023 performance metric were approved to vest.

Stock-based compensation

The following table summarizes stock-based compensation costs by award type (in millions):

	Year ended December 31,
	2023	2022	2021
Stock options	$3.4	$24.2	$35.2
RSUs	106.7	96.1	67.9
PSUs	2.9	5.2	—
Total stock-based compensation costs	$113.0	$125.5	$103.1

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statements of comprehensive income (in millions):

	Year ended December 31,
	2023	2022	2021
Research and development expenses	$37.4	$43.4	$27.7
Sales and marketing expenses	9.1	10.6	8.3
General and administrative expenses	63.5	69.5	64.4
Total stock-based compensation costs, net of amounts capitalized	$110.0	$123.5	$100.4

During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $3.0 million, $2.0 million and $2.7 million of stock-based compensation cost, respectively.

As of December 31, 2023, the Company’s unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $5.8 million, $247.0 million and $4.7 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 1.7 years, 3.0 years and 1.5 years, respectively.

NOTE 14.     DERIVATIVE INSTRUMENTS

Interest rate swap agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. Each swap requires the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis. In June 2023 these two interest rate swap agreements were amended so that effective July 31, 2023, the

Company will pay a fixed interest rate of 0.85% in exchange for receiving on-month Term SOFR. The amendment did not impact the hedge effectiveness.

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

The aggregate fair value of the Company’s interest rate swap agreements was an asset of $36.1 million as of December 31, 2023 and was recorded between prepaid expenses and other current assets, other non-current assets, and other long-term liabilities in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows. The aggregate fair value of the Company’s interest rate swap agreements was an asset of $48.8 million as of December 31, 2022 and was recorded between prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At December 31, 2023, the Company had outstanding derivative contracts to purchase certain foreign currencies, including ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $208.6 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net asset of $3.4 million as of December 31, 2023 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The aggregate fair value of the Company’s derivative contracts was a net liability of $5.3 million as of December 31, 2022 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets. In the second quarter of 2022, in conjunction with the announced closing of its Canadian operations, the Company terminated its derivative contract to purchase Canadian dollars resulting in an immaterial gain.

NOTE 15.    FAIR VALUE MEASUREMENTS

The Company’s assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs.

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	December 31, 2023
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,852.5	$1,847.9	Level 2
Senior Notes	600.0	525.8	Level 2
Total debt	$2,452.5	$2,373.7

	December 31, 2022
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,866.8	$1,794.5	Level 2
Senior Notes	600.0	468.0	Level 2
Total debt	$2,466.8	$2,262.5

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheet (in millions):

		Fair Value at
	Pricing Category	December 31, 2023	December 31, 2022
Cash equivalents
Money market funds	Level 1	$524.4	$294.8
Term deposits	Level 1	290.3	243.3
Commercial papers	Level 2	104.8	79.9

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$25.3	$19.5
Derivative instruments - foreign currency derivative contracts	Level 2	4.3	2.2

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$15.2	$29.3

Accrued expenses and other current liabilities:
Derivative instruments - foreign currency derivative contracts	Level 2	$0.9	$7.5

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$4.4	$—

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

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of December 31, 2021	$28.7
Recorded in connection with acquisition transactions	11.4
Adjustment based on subsequent settlement agreement(1)	(28.7)
Fair value adjustments based upon post-acquisition performance	(11.4)
Balance as of December 31, 2022	—
Recorded in connection with acquisition transactions(2)	65.4
Fair value adjustments based upon post-acquisition performance	1.4
Balance as of December 31, 2023(3)	$66.8

_______
(1)    See Note 2, Business Combinations, Acquisition of Reworks OY, for additional discussion.
(2)    Amount comprised of $63.0 million and $2.4 million for InnPlay and Youda acquisitions, respectively.
(3)    Amount comprised of $64.4 million and $2.4 million for InnPlay and Youda acquisitions, respectively.

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

The Company had no financial assets or liabilities measured at fair value as of December 31, 2022.

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

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. A pre-trial hearing was held on May 4, 2023. The parties agreed to appoint a mediator to try and resolve the dispute. The first mediation meeting was held on August 16, 2023 and the second mediation meeting was held on January 7, 2024. The parties are actively working towards a settlement agreement with response to this matter and the expected range of loss is not material to the Company’s financial statements as a whole. If a mediated resolution is not reached the Company will continue defending this case vigorously.

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss was held on November 21, 2023. On January 18, 2024, the court denied Playtika Holding UK II Limited’s motion to dismiss in an oral ruling but reserved decision on the motion to dismiss the claims against the Company’s officers for a written opinion. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. After the Company removed the case to the U.S. District Court for the Eastern District of Tennessee, plaintiff filed a motion to remand the case back to the Coffee County Circuit Court. The Company filed a motion to dismiss and a motion to compel arbitration and intends to oppose the plaintiff’s motion to remand. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s social casino-themed games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The Company timely removed the new complaint to the same U.S. district court on September 28, 2023. On October 20, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court and pleadings have been exchanged on the motion to remand. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Company intends to pursue this case vigorously.

The Company received seven demands for arbitration in late 2022 and early 2023 alleging that its games constitute illegal gambling under applicable state law. These demands generally attempted to recover amounts spent by third parties on the Company’s games by relying on state gambling loss recovery statutes. All of these demands have either been dismissed or resolved, on an individual basis, at an immaterial value.

NOTE 17.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company's players and type of platform (in millions):

	Year ended December 31,
	2023	2022	2021
Geographic location
USA	$1,777.5	$1,843.0	$1,816.7
EMEA	431.9	390.1	383.8
APAC	180.9	201.5	206.9
Other	176.7	180.9	175.6
Total	$2,567.0	$2,615.5	$2,583.0

Revenues through third-party platforms and through the Company’s own Direct-to-Consumer platforms were as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Revenues
Third-party platforms	$1,927.6	$2,008.6	$2,054.0
Direct-to-Consumer platforms	639.4	606.9	529.0
Total	$2,567.0	$2,615.5	$2,583.0

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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	December 31,
	2023	2022
Accounts receivable	$171.5	$141.1
Contract assets (1)	12.5	10.8
Contract liabilities (2)	46.0	38.6
_______

(1)    Contract assets are included within prepaid expenses and other current assets as “deferred charges” in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the year ended December 31, 2023, the Company recognized all of its contract liabilities balance as of December 31, 2022.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 18.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	December 31,
	2023	2022
Israel	$94.0	$100.9
USA	64.8	62.0
Ukraine	21.8	26.1
Other	39.6	40.9
Total long-lived assets, net	$220.2	$229.9

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

For 2021, (A) 14% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

For 2022, (A) 14.5% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

For each of 2023 and 2024, (A) 15.0% of the 2021-2024 Retention Plan Adjusted EBITDA for such calendar year, less (B) $25,000,000.

Initial awards were granted under the 2021-2024 Retention Plan in August 2019, with subsequent awards to employees or consultants hired or retained after such date granted at the discretion of the administrator. Additional disclosure surrounding this plan and executive compensation can be found in the Company’s proxy statement.

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

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under the 2021-2024 Plan of $111.9 million, $106.2 million and $112.7 million during the years ended December 31, 2023, 2022 and 2021 respectively.
The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $0.3 million, $7.7 million and $21.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 20.    INTEREST EXPENSE AND OTHER, NET

Interest expense and other, net for the years ended December 31, 2023, 2022 and 2021, are as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Interest expense	$153.0	$117.5	$149.2
Interest income	(42.7)	(14.1)	(0.8)
Foreign currency translation differences, net	(1.3)	7.0	5.7
Other	0.5	0.2	(0.3)
Total interest expense and other, net	$109.5	$110.6	$153.8

NOTE 21.    INCOME TAXES

Deferred tax assets and liabilities

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carry-forwards	$32.6	$29.3
Accrued employee costs	8.7	8.3
Research and development expenses	57.7	41.8
Operating lease liabilities	20.9	21.4
Stock-based compensation	19.7	12.4
Interest expense	17.9	4.8
Foreign tax credit carryforward	37.2	37.2
Other	13.4	11.7
Deferred tax assets	208.1	166.9
Valuation allowances	(45.0)	(39.4)
Net deferred tax assets	163.1	127.5
Deferred tax liabilities
Intangible assets	(36.4)	(54.6)
Undistributed foreign earnings	(11.0)	—
Debt issuance costs	(5.1)	(6.1)
Property and equipment	(8.1)	(9.0)
Derivative instruments	(8.4)	(11.3)
Operating lease right-of-use assets	(20.3)	(20.6)
Other	(4.1)	(4.2)
Deferred tax liabilities	(93.4)	(105.8)
Net deferred tax assets (liabilities)	$69.7	$21.7

Deferred taxes are reported in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets, net	$99.3	$68.3
Deferred tax liabilities, net	(29.6)	(46.6)
Net deferred tax (liabilities) assets	$69.7	$21.7

Based on available evidence, management believes it is not more-likely-than-not that $45.0 million U.S. and Israel deferred tax assets will be fully realizable. Accordingly, in those jurisdictions, the Company has recorded a valuation allowance against these assets. The Company regularly reviews the deferred tax assets for recoverability based on all of the available positive and negative evidence, with a focus on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.

For the year ended December 31, 2021, the Company reversed the previously accrued deferred tax liability for undistributed foreign earnings and recognized $46.2 million of tax benefit. As of December 31, 2023, the Company has reevaluated its assertion and considered that some of the undistributed earnings of its non-U.S. subsidiaries may be repatriated in the near future. As a result, the Company accrued $11.0 million of estimated withholding tax liability. The Company considers all remaining undistributed earnings of its non-U.S. subsidiaries to be indefinitely reinvested, with the exception of certain subsidiaries that can repatriate tax-free. The determination of the amount of any deferred income or withholding tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.

Net operating loss carry-forwards

The Company has net operating loss carryforwards in certain jurisdictions, including Israel, Finland, and the U.S. of $126.7 million, $33.8 million, and $8.4 million, respectively. The net operating losses in Israel and the U.S. are carried forward indefinitely. The net operating losses in the Finland expire from 2031 through 2033.

The Company’s income tax return is subject to examination by federal, state and non-U.S. tax authorities. The 2020 through 2022 U.S. federal income tax filings are currently open tax years available for examination by the IRS. U.S. state tax jurisdictions have statutes of limitation generally ranging from three to five years, with the earliest open tax year for the Company being 2018. Years still open to examination by tax authorities in Israel, which is the main jurisdiction other than the U.S. are 2017 through 2022. The Israeli tax authorities are currently examining tax years 2017 through 2021.

Income before income taxes is comprised as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Domestic (U.S.)	$97.2	$127.0	$52.9
Foreign	294.9	233.8	355.5
Income before taxes on income	$392.1	$360.8	$408.4

Effective income tax rate reconciliations:

	Year ended December 31,
	2023	2022	2021
US statutory tax rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	3.3%	2.9%	2.6%
Effect of “Preferred Technology Enterprise” status	(4.6)%	(3.8)%	(6.4)%
Nondeductible stock-based compensation	1.5%	2.4%	2.0%
162(m) Limitation	1.0%	0.9%	1.1%
GILTI and Foreign adjustments	4.3%	4.3%	6.3%
Change in valuation allowance	1.1%	(4.0)%	0.9%
Withholding taxes	0.1%	1.3%	0.1%
State taxes, net of federal benefit	2.0%	1.4%	0.3%
Change in uncertain tax positions	8.9%	0.6%	5.8%
Repatriation of undistributed dividends	2.8%	—%	(11.3)%
Return-To-Provision Adjustments	(1.2)%	(4.7)%	1.7%
Other	(0.1)%	1.4%	0.4%
Effective tax rate	40.1%	23.7%	24.5%

The Company believes that certain of its Israeli subsidiaries qualify as Preferred Technology Enterprises, entitled to a special tax track, under the Israeli Investment Law, 5719-1959 (the “Investment Law”) and accordingly are eligible for a reduced corporate tax rate of 12% on their preferred technology income, as defined in the Investment Law, beginning from tax year 2017 and onwards. A Preferred Technology Enterprise becomes a Special Preferred Technology Enterprise and is entitled to a reduced corporate tax rate of 6% on their preferred technology income when the worldwide revenues reach ILS 10 billion annually. The Company expects that the Israeli subsidiaries qualifying as Preferred Technology Enterprises in the current year will continue to qualify as Preferred Technology Enterprises or become Special Preferred Technology Enterprises in subsequent tax years. Income not eligible for Preferred Technology Enterprise benefits is taxed at the regular corporate tax rate at 23% beginning in 2018. Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence. During the fourth quarter of 2022, the Company received an assessment from the Israel Tax Authority asserting that a smaller proportion of the Company’s 2017 earnings qualified for reduced tax rates under the Preferred Technology Enterprise regime than what the Company had asserted on its tax return. Applying this same assertion to all open tax years 2017 through 2023, the assessment results in an aggregate exposure of approximately $133.3 million more income tax than what the Company has included on its prior tax returns for 2017 through 2022, or expects to include on its upcoming 2023 tax return. During the first quarter of 2023, the Company filed an appeal of the 2017 assessment and believes that its associated reserves are adequate based on available information. However, it is possible that any final amounts payable in connection with this tax assessment could exceed the Company’s current reserves.

The provision for income taxes is comprised as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Current	$214.0	$134.2	$172.3
Deferred	(56.9)	(48.7)	(72.4)
Total	$157.1	$85.5	$99.9

Domestic (U.S.)	$42.4	$(27.2)	$(19.6)
Foreign	114.7	112.7	119.5
Total	$157.1	$85.5	$99.9

	Year ended December 31,
	2023	2022	2021
U.S. Federal
Current	$63.1	$(32.4)	$24.9
Deferred	(30.8)	(1.3)	(48.5)
Total	$32.3	$(33.7)	$(23.6)
U.S. State
Current	$9.9	$9.2	$3.5
Deferred	0.2	(2.7)	0.5
Total	$10.1	$6.5	$4.0
Foreign
Current	$141.0	$157.5	$143.9
Deferred	(26.3)	(44.8)	(24.4)
Total	$114.7	$112.7	$119.5

Uncertain tax positions

A reconciliation of the opening and closing balances of total unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2023	2022
Balance as of January 1	$231.4	$114.2
Increases in respect of tax positions related to the current year	56.7	44.5
Increases in respect of tax positions related to prior years	0.9	87.0
Reductions in respect of settlements with authorities	(4.3)	(1.2)
Reductions in respect of tax positions related to prior years	(0.2)	(9.4)
Reductions in respect of exchange rate fluctuations	(23.5)	(3.7)
Balance as of December 31	$261.0	$231.4

Included in the balance of total unrecognized tax benefits at December 31, 2023 is $95.6 million of tax benefits that if recognized, would affect the Company’s effective tax rate. The balance of the accrual relating to interest and penalties as of December 31, 2023 is $19.8 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could change significantly within 12 months of the reporting date as a result of the open examination in Israel for the tax years ended 2017 through 2021. The nature of this uncertainty primarily relates to the applicability of beneficial tax rates on certain income streams. However, a reasonable estimate of the range of possible changes cannot be made at this time.

As of December 31, 2023, the Company has a net unrecognized tax benefit liability of $47.6 million associated with potential transfer pricing adjustments. The applicable guidance prohibits offsetting the unrecognized tax benefit liability and the unrecognized tax benefit asset amounts and accordingly, the Company presents such amounts on the balance sheet on a gross basis.

Pillar Two

In October 2021, the Organization for Economic Cooperation and Development finalized key components of the Base Erosion and Profits Shifting Project, a two-pillar plan on global tax reform. Pillar Two requires multinational enterprises with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. Pillar Two legislation has been enacted or substantively enacted in the UK and certain jurisdictions in the EU where the Company operates, effective beginning 2024. Additionally, the Company expects legislation to be enacted in Israel in the foreseeable future. The

Company has performed a preliminary assessment of the potential exposure to Pillar Two income taxes based on available information and does not currently expect a material impact on its financial statements.

NOTE 22.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows a summary of changes in accumulated other comprehensive income (loss), net of tax, for the respective periods (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2022	$(1.9)	$4.2	$0.9	$3.2
Other comprehensive income (loss) before reclassifications	(13.7)	36.4	(13.0)	9.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.9)	7.6	4.7
Balance as of December 31, 2022	(15.6)	37.7	(4.5)	17.6
Other comprehensive income (loss) before reclassifications	5.6	12.3	(1.7)	16.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(22.2)	9.0	(13.2)
Balance as of December 31, 2023	$(10.0)	$27.8	$2.8	$20.6

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Interest rate swaps	$(3.0)	$10.0	$1.3
Foreign currency derivative contracts	1.4	(1.0)	—

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the years ended December 31, 2023 and 2022.

NOTE 23.    NET INCOME ATTRIBUTABLE TO ORDINARY STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to ordinary stockholders (in millions, except per share data):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net income	$235.0	$275.3	$308.5
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	366.3	401.0	408.9
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	366.8	401.6	411.0
Net income per share, basic	$0.64	$0.69	$0.75
Net income per share, diluted	$0.64	$0.69	$0.75

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

	Year ended December 31,
	2023	2022	2021
Stock options	2.2	15.8	7.8
RSUs	10.9	13.0	4.5
Total	13.1	28.8	12.3

Option awards that were deemed to be anti-dilutive and were modified in the Option Exchange are included in table above for the period they were outstanding in 2022 prior to the Option Exchange. In addition, 2.2 million PSUs were excluded from the calculation of diluted net income per share for the year ended December 31, 2023 because the minimum performance measures have not yet been met.

NOTE 24.    SUBSEQUENT EVENTS

On February 25, 2024, Board of Directors of the Company declared a cash dividend of $0.10 per share of the Company’s outstanding common stock, payable on April 5, 2024 to stockholders of record as of the close of business on March 22, 2024, with future dividends subject to market conditions and Board approval.

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. Other than the dividend declaration and equity-related items disclosed in Note 13, Equity Transactions and Stock Incentive Plan, there have been no other subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2023.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Playtika Holding Corp. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II, Item 8 of this report are listed below:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

(a)(2)    Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is otherwise included.

PLAYTIKA HOLDING CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year ended December 31, 2023	$39.4	$5.8	$(0.2)	$45.0
Year ended December 31, 2022	53.8	—	(14.4)	39.4
Year ended December 31, 2021	49.9	6.5	(2.6)	53.8

(a)(3)    Exhibits:

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
2.1
Share Purchase Agreement, dated as of September 14, 2023, by and among Playtika Ltd., G.S. InnPlay Labs Ltd. and the shareholders of InnPlay Labs Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 15, 2023)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)
3.2
Second Amended and Restated Bylaws of Playtika Holding Corp, adopted on February 7, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2024)

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
Amendment to Employment Agreement, dated as of December 12, 2022, by and between Playtika Ltd. and Robert Antokol (incorporated herein by reference to Exhibit 10.21.1 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 28, 2023)

10.22#
Employment Agreement, dated as of March 15, 2017, by and between Playtika Ltd. and Nir Korczak (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.23#
Employment Agreement, dated as of April 2, 2018, by and between Playtika Ltd. and Yael Yehudai (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.24#
Employment Agreement, dated as of December 4, 2011, by and between Playtika Ltd. and Shlomi Aizenberg (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.25#
Employment Agreement, dated as of May 25, 2011, by and between Playtika Ltd. and Ofer Kinberg (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.25.1#
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
10.31#
Employment Agreement, dated as of November 30, 2022, by and between Playtika Ltd. and Gili Brudno (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 4, 2023)

10.32
Third Amendment to Credit Agreement, dated as of June 19, 2023, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties Thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q, as filed with the SEC on August 8, 2023)

21.1	List of Significant Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Playtika Holding Corp. Policy for Recovery of Erroneously Awarded Compensation	X
101.INS	XBRL Inline Instance Document	X

101.SCH	XBRL Inline Taxonomy Extension Schema Document	X
101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Inline Taxonomy Extension Calculation Definition Document	X
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
__________

#    Indicates management contract or compensatory plan.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTIKA HOLDING CORP.
Registrant

By:	/s/ Robert Antokol
Robert Antokol
Chief Executive Officer and Chairperson of the Board
Dated as of February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2024.

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