Form 10-Q
period 2024-03-31
Playtika Holding Corp.
filed 2024-05-09
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024 the registrant had 371,128,120 shares of common stock, $0.01 par value per share, outstanding.

PLAYTIKA HOLDING CORP.
FORM 10-Q

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our business strategy, plans and our objectives for future operations, are forward-looking statements. Further, statements that include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “future,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “present,” “preserve,” “project,” “pursue,” “should,” “will,” or “would,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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
•uncertainties regarding the amount and timing of repurchases under our stock repurchase program;
•security breaches or other disruptions could compromise our information or our players’ information and expose us to liability; and
•our inability to protect our intellectual property and proprietary information could adversely impact our business.

Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 26, 2024. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,015.5	$1,029.7
Restricted cash	2.0	2.0
Accounts receivable	172.0	171.5
Prepaid expenses and other current assets	153.2	147.9
Total current assets	1,342.7	1,351.1
Property and equipment, net	120.8	119.9
Operating lease right-of-use assets	95.4	100.3
Intangible assets other than goodwill, net	295.8	311.2
Goodwill	984.9	987.2
Deferred tax assets, net	100.4	99.3
Investments in unconsolidated entities	48.4	54.4
Other non-current assets	156.3	151.6
Total assets	$3,144.7	$3,175.0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$16.2	$16.8
Accounts payable	57.4	65.0
Operating lease liabilities, current	26.0	19.5
Accrued expenses and other current liabilities	392.5	438.3
Total current liabilities	492.1	539.6
Long-term debt	2,397.2	2,399.6
Contingent consideration	20.1	20.8
Other long-term liabilities, including employee related benefits	311.3	318.7
Operating lease liabilities, long-term	75.4	88.2
Deferred tax liabilities	29.0	29.6
Total liabilities	3,325.1	3,396.5
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 371.0 and 370.0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both March 31, 2024 and December 31, 2023)	(603.5)	(603.5)
Additional paid-in capital	1,288.4	1,264.9
Accumulated other comprehensive income	22.3	20.6
Accumulated deficit	(891.7)	(907.6)
Total stockholders' deficit	(180.4)	(221.5)
Total liabilities and stockholders’ deficit	$3,144.7	$3,175.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues	$651.2	$656.2
Costs and expenses
Cost of revenue	177.0	185.7
Research and development	106.9	102.4
Sales and marketing	190.4	143.7
General and administrative	71.8	72.0
Impairment charge	7.0	—
Total costs and expenses	553.1	503.8
Income from operations	98.1	152.4
Interest and other, net	23.2	28.6
Income before income taxes	74.9	123.8
Provision for income taxes	21.9	39.7
Net income	53.0	84.1
Other comprehensive income (loss)
Foreign currency translation	(4.0)	3.1
Change in fair value of derivatives	5.7	(7.8)
Total other comprehensive income (loss)	1.7	(4.7)
Comprehensive income	$54.7	$79.4

Net income per share attributable to common stockholders, basic	$0.14	$0.23
Net income per share attributable to common stockholders, diluted	$0.14	$0.23
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	370.5	364.6
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	370.8	365.1
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions)
(Unaudited)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2024	370.0	$4.1	$(603.5)	$1,264.9	$20.6	$(907.6)	$(221.5)
Net income	—	—	—	—	—	53.0	53.0
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.1)	(37.1)
Stock-based compensation	—	—	—	24.2	—	—	24.2
Issuance of shares upon vesting of RSUs and PSUs	1.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	—	1.7	—	1.7
Balances at March 31, 2024	371.0	$4.1	$(603.5)	$1,288.4	$22.3	$(891.7)	$(180.4)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2023	363.6	$4.1	$(603.5)	$1,155.8	$17.6	$(1,142.6)	$(568.6)
Net income	—	—	—	—	—	84.1	84.1
Stock-based compensation	—	—	—	29.8	—	—	29.8
Issuance of shares upon vesting of RSUs and PSUs	2.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(1.3)	—	—	(1.3)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balances at March 31, 2023	365.6	$4.1	$(603.5)	$1,184.3	$12.9	$(1,058.5)	$(460.7)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$53.0	$84.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	12.3	11.6
Amortization of intangible assets	26.9	27.5
Impairment charges	7.0	—
Stock-based compensation	23.7	29.2
Amortization of loan discount	1.8	1.7
Change in contingent consideration	2.8	—
Change in deferred taxes, net	(3.6)	(3.5)
Loss from foreign currency	1.0	0.9
Non-cash lease expenses (income)	(1.5)	1.4
Changes in operating assets and liabilities:
Accounts receivable	(1.1)	(35.0)
Prepaid expenses and other current and non-current assets	(6.3)	16.5
Accounts payable	2.5	(11.9)
Accrued expenses and other current and non-current liabilities	(88.9)	(102.0)
Net cash provided by operating activities	29.6	20.5
Cash flows from investing activities
Purchase of property and equipment	(14.0)	(5.0)
Capitalization of internal use software costs	(10.6)	(8.1)
Purchase of software for internal use	(10.3)	(2.1)
Other investing activities	(1.0)	(0.2)
Net cash used in investing activities	(35.9)	(15.4)
Cash flows from financing activities
Repayments on bank borrowings	(4.8)	(4.8)
Payment of tax withholdings on stock-based payments	(0.7)	(1.3)
Net cash used in financing activities	(5.5)	(6.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.4)	(0.4)
Net change in cash, cash equivalents and restricted cash	(14.2)	(1.4)
Cash, cash equivalents and restricted cash at the beginning of the period	1,031.7	770.4
Cash, cash equivalents and restricted cash at the end of the period	$1,017.5	$769.0

	Three months ended March 31,
	2024	2023
Supplemental cash flow disclosures
Cash paid for income taxes	$33.2	$39.9
Cash paid for interest	$43.3	$41.6
Cash received for interest	$15.0	$6.9
Non-cash financing and investing activities
Accrued dividend	$37.1	$—
Right-of-use assets acquired under operating leases	$0.1	$3.7
Accrued purchases of property and equipment and intangible assets	$7.0	$—
Capitalization of stock-based compensation costs	$0.5	$0.6
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2023 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

Use of estimates

The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

	March 31, 2024	December 31, 2023
Apple	57%	56%
Google	27%	28%
Facebook	4%	4%

Accounts receivable are recorded at their transaction amounts and do not bear interest. The Company bases its allowance for credit losses on management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on historical collection experience and current and expected future economic and market conditions.

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention Plan, eligible employees may be granted retention units that let them receive their pro-rata portion of a retention pool of $25 million per year for each of the plan years, and may also be granted appreciation units, which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Adjusted EBITDA for each of the plan years.

The value of each unit of the 2021-2024 Retention Plan has been amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned.

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $22.9 million and $29.8 million during the three months ended March 31, 2024 and 2023, respectively.

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

The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively. The Company performed a regression analysis at inception of the hedging relationship and at period end in which it compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on historical swap rates. The Company believes that the hedging instruments are expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, the Company will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at inception of the hedging relationship.

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain expense lines denominated in Euros (“EUR”), Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 5, Derivative Instruments, for additional discussion.

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

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. During the three months ended March 31, 2024, the Company recorded an impairment of $7.0 million related to one of its investments in an unconsolidated entity. No change to the carrying amounts were recorded in the three month ended March 31, 2023.

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

NOTE 2.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024	December 31, 2023
Employees and related expenses	$88.6	$162.5
Accrued expenses	76.3	93.9
Media buy	61.7	54.5
Contingent consideration	49.5	46.0
Deferred revenues	43.9	46.0
Dividend payable	37.1	—
Tax accruals	35.4	35.4
Total accrued expenses and other current liabilities	$392.5	$438.3

NOTE 3.    DEBT

	March 31, 2024				December 31, 2023
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	8.190%	$1,819.6	$1,847.8	$1,822.8
Senior Notes	2029	4.250%	593.8	600.0	593.6
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,413.4	2,447.8	2,416.4
Less: Current portion of long-term debt			(16.2)	(23.8)	(16.8)
Long-term debt			$2,397.2	$2,424.0	$2,399.6

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $34.4 million and $36.1 million at March 31, 2024 and December 31, 2023, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At March 31, 2024, the Company’s first-priority net senior secured leverage ratio was 1.05 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of March 31, 2024.

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

The other significant terms and conditions of the Credit Agreement have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 26, 2024.

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

The significant terms and conditions of the Notes have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 26, 2024.

NOTE 4.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of March 31, 2024, a total of 48,726,990 shares of the Company’s common stock had been allocated to awards granted under the Plan and 14,674,667 shares remained available for future grants.

Cash Dividend

The Board of Directors of the Company declared a cash dividend of $0.10 per share of the Company’s outstanding common stock, payable on April 5, 2024 to stockholders of record as of the close of business on March 22, 2024. The dividend amount of $37.1 million is recorded in accrued expenses and other current liabilities at March 31, 2024.

Stock Options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2024:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2024	1.7	7.6	$17.72
Granted	—		$—
Exercised	—
Cancelled	(0.1)		$17.89
Expired	—		$—
Outstanding at March 31, 2024	1.6	7.4	$17.71	$—
Exercisable at March 31, 2024	1.0	7.2	$19.47	$—

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in the first quarter of 2023. There were no options granted in the first quarter of 2024.

Three months ended March 31,
2023
Risk-free interest rate	3.79%
Expected dividend yield	—
Expected term in years	6.1
Expected volatility	52.79%

RSUs

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2024:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2024	21.3	$12.24
Granted	0.2	$7.26
Vested	(1.1)	$16.04	$8.0
Cancelled	(1.0)	$13.10
Outstanding at March 31, 2024	19.4	$11.93

PSUs

As of March 31, 2024, the Company estimated achievement of a target less than 100% for the PSUs associated with the 2024 tranche, consistent with the Company’s current forecasted performance for 2024, and a target of 50% for the PSUs associated with the 2025 tranche.

The following table summarizes the Company’s PSU activity during the three months ended March 31, 2024:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2024	2.2	$9.72
Granted	—	$—
Vested	*	$9.72	*
Cancelled	(0.7)	$9.72
Outstanding at March 31, 2024	1.5	$9.72
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

*    Represents an amount less than 0.1 or $0.1

Stock-Based Compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended March 31,
	2024	2023
Stock options	$0.8	$0.3
RSUs	25.9	27.1
PSUs	(2.5)	2.4
Total stock-based compensation costs	$24.2	$29.8

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended March 31,
	2024	2023
Research and development expenses	$8.1	$9.5
Sales and marketing expenses	1.8	2.4
General and administrative expenses	13.8	17.3
Total stock-based compensation costs, net of amounts capitalized	$23.7	$29.2

During the three months ended March 31, 2024 and 2023, the Company capitalized $0.5 million and $0.6 million of stock-based compensation cost, respectively.

As of March 31, 2024, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $4.1 million, $209.3 million and $2.0 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 1.6 years, 2.9 years and 1.8 years, respectively.

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

The aggregate fair value of the Company’s interest rate swap agreements was an asset of $47.0 million as of March 31, 2024 and was recorded in prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At March 31, 2024, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $192.9 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $0.3 million as of March 31, 2024 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended March 31,
	2024	2023
Derivative instruments - foreign currency derivative contracts	$39.1	$38.7
Derivative instruments - interest rate swaps	—	500.0
Derivative instruments - others (non-hedging)	—	1.9

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

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	March 31, 2024
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,847.8	$1,847.8	Level 2
Senior Notes	600.0	519.0	Level 2
Total debt	$2,447.8	$2,366.8

	December 31, 2023
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,852.5	$1,847.9	Level 2
Senior Notes	600.0	525.8	Level 2
Total debt	$2,452.5	$2,373.7

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023 (in millions):

		Fair Value at
	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Cash equivalents
Money market funds	Level 1	$491.5	$524.4
Term deposits	Level 1	199.6	290.3
Commercial papers	Level 2	203.9	104.8

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$27.8	$25.3
Derivative instruments - foreign currency derivative contracts	Level 2	2.0	4.3

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$19.2	$15.2

Accrued expenses and other current liabilities
Derivative instruments - foreign currency derivative contracts	Level 2	$1.7	$0.9

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$—	$4.4

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2024	$66.8
Fair value adjustments based upon post-acquisition performance	2.8
Balance as of March 31, 2024(1)	$69.6
__________
(1)    Amount comprised of $67.2 million and $2.4 million for InnPlay and Youda Games acquisitions, respectively.

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

NOTE 7.    COMMITMENTS AND CONTINGENCIES

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

On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. On September 15, 2022, in accordance with local rules of the Court, the Company and other defendants in the case filed a letter notifying the Court of defendants’ service upon plaintiffs of, among other things, a notice of motion to dismiss plaintiffs’ amended complaint and a memorandum of law in support of the defendants’ motion to dismiss plaintiffs’ amended complaint. On November 30, 2022, the Company filed with the Court a motion to dismiss. The Company’s motion to dismiss was granted with prejudice on March 18, 2024. However, on April 15, the plaintiffs filed a notice of appeal. As the appeals process has just begun, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company has defended this case vigorously and will continue to do so.

On November 4, 2022, the Company and certain of its directors were named in a derivative action lawsuit filed in the United States District Court for the Eastern District of New York (Bushansky v. Antokol., et al.). The complaint was brought on behalf of the Company by a putative stockholder alleging that the named directors were negligent in their oversight of the preparation of the Company’s Proxy Statement in alleged violation of federal securities laws and that those directors breached their fiduciary duties upon related allegations. The complaint also asserts claims for contribution and indemnification, and aiding and abetting. The complaint seeks, among other things, damages, disgorgement and restitution by the director defendants, and attorneys’ fees and costs. Based upon an agreement of plaintiff, the Company, and the other defendants, on February 13, 2023, the Court stayed this action until the resolution of the motion to dismiss in the class action case of Bar-Asher v. Playtika Holding Corp. When the motion to dismiss in the class action case of Bar-Asher v. Playtika Holding Corp. was granted as discussed above, this action was administratively closed. The Company does not expect this action to move forward until after the appeal of the class action case of Bar-Asher v. Playtika Holding Corp. has been decided. As this stage, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to vigorously defend this case.

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. A pre-trial hearing was held on May 4, 2023. The parties agreed to appoint a mediator to try and resolve the dispute. The first mediation meeting was held on August 16, 2023 and the second mediation meeting was held on January 7, 2024. The parties have agreed upon a settlement which is currently pending review by certain third parties and the expected range of loss is not material to the Company’s financial statements as a whole. If a mediated resolution is not reached the Company will continue defending this case vigorously.

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss was held on November 21, 2023. On January 18, 2024, the court denied Playtika Holding UK II Limited’s motion to dismiss in an oral ruling. The court issued a written opinion on May 3, 2024 granting the motion to dismiss the claims against the Company’s officers. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. After the Company removed the case to the U.S. District Court for the Eastern District of Tennessee, plaintiff filed a motion to remand the case back to the Coffee County Circuit Court which the Company opposed. The Company also filed a motion to dismiss and a motion to compel arbitration. These motions have been briefed and are currently pending. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The Company timely removed the new complaint to the same U.S. district court on September 28, 2023. On October 20, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court which the Company opposed. A hearing on the motion to remand was held on March 20, 2024 and the parties are awaiting a ruling. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Customs House submitted its statement of defense on April 17, 2024. The Company intends to pursue this case vigorously.

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

NOTE 8.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended March 31,
	2024	2023
Geographic location
USA	$440.2	$461.3
EMEA	121.6	105.0
APAC	44.2	46.1
Other	45.2	43.8
Total	$651.2	$656.2

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended March 31,
	2024	2023
Third-party platforms	$479.7	$504.7
Direct-to-consumer platforms	171.5	151.5
Total revenues	$651.2	$656.2
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	March 31, 2024	December 31, 2023
Accounts receivable	$172.0	$171.5
Contract assets (1)	11.9	12.5
Contract liabilities (2)	43.9	46.0
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three months ended March 31, 2024, the Company recognized $23.4 million of its contract liabilities that were outstanding as of December 31, 2023.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 9.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	March 31, 2024	December 31, 2023
Israel	$89.9	$94.0
USA	69.4	64.8
Ukraine	20.1	21.8
Other	36.8	39.6
Total long-lived assets, net	$216.2	$220.2

NOTE 10.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended March 31,
	2024	2023
Interest expense	$39.0	$38.0
Interest income	(13.0)	(7.8)
Foreign currency translation differences, net	(2.8)	(1.8)
Other	—	0.2
Total interest and other, net	$23.2	$28.6

NOTE 11.    INCOME TAXES

	Three months ended March 31,
(in millions, except tax rate)	2024	2023
Income before income taxes	$74.9	$123.8
Provision for income taxes	$21.9	$39.7
Effective tax rate	29.2%	32.1%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2024 was primarily due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and non-deductible stock-based compensation expense. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2023 was primarily due to tax provisions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income.

NOTE 12.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and three months ended March 31, 2024 and 2023 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2024	$(10.0)	$27.8	$2.8	$20.6
Other comprehensive income (loss) before reclassifications	(4.0)	14.5	(2.5)	8.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.2)	(0.1)	(6.3)
Balance as of March 31, 2024	$(14.0)	$36.1	$0.2	$22.3

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2023	$(15.6)	$37.7	$(4.5)	$17.6
Other comprehensive income (loss) before reclassifications	3.1	(4.0)	(2.0)	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	2.4	(1.8)
Balance as of March 31, 2023	$(12.5)	$29.5	$(4.1)	$12.9

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended March 31,
	2024	2023
Interest rate swaps	$2.5	$(2.5)
Foreign currency derivative contracts	(0.5)	(0.1)

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three months ended March 31, 2024 and 2023.

NOTE 13.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended March 31,
	2024	2023
Numerator:
Net income	$53.0	$84.1
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	370.5	364.6
Stock-based compensation awards	0.3	0.5
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	370.8	365.1
Net income per share, basic	$0.14	$0.23
Net income per share, diluted	$0.14	$0.23

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

	Three months ended March 31,
	2024	2023
Stock options	1.6	3.2
RSUs	19.9	12.9
Total	21.5	16.1

In addition, 1.5 million and 2.2 million PSUs were excluded from the calculation of diluted net income per share for each of the three months ended March 31, 2024 and 2023, respectively, because the minimum performance measures were not yet met.

NOTE 14.    SUBSEQUENT EVENTS

The Company performed a review for subsequent events through the date of these financial statements.

On April 14, 2024, Iran launched a missile and drone attack at Israel, and on April 19, 2024, Israel launched a response attack on Iran. While this conflict has not had a direct material financial impact on the Company as of the date of this filing, the Company employs approximately 1,060 professionals in Israel which represents approximately 33% of our global workforce. The Company is actively monitoring the developments in this conflict. See further discussion in Risk Factors in Part II. Item 1A of this quarterly report on Form 10-Q.

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

Recent Events

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. On April 14, 2024, Iran launched a missile and drone attack at Israel, and on April 19, 2024, Israel launched a response attack on Iran. While this war and conflict have not had a direct material financial impact on the Company as of the date of this filing, the Company employs approximately 1,060 professionals in Israel. The Company is actively monitoring the developments in this war.

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

Impairment charge

Impairment charge reflects an impairment related to one of our investments in an unconsolidated entity. We hold certain equity investments in various unconsolidated entities that fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, we have elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates.

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

Monthly Active Users

We define Monthly Active Users, or MAUs, as the number of individuals who played one of our games during a calendar month on a particular platform. Under this metric, an individual who plays two different games in the same calendar month is counted as two MAUs. Similarly, an individual who plays the same game on two different platforms (e.g., web and mobile) or on two different social networks during the same month would be counted as two MAUs. Average MAUs for a particular period is the average of the MAUs for each month during that period. We believe that MAUs is a useful metric to measure the scale and reach of our platform, but we base our business decisions primarily on daily performance metrics, which we believe more accurately reflect user engagement with our games.

Results of Operations

The table below shows the results of our key financial and operating metrics for the periods indicated. Unless otherwise indicated, financial metrics are presented in millions of U.S. Dollars, user statistics are presented in millions of users, and ARPDAU is presented in U.S. Dollars.

	Three months ended March 31,
	2024	2023
(in millions, except percentages, Average DPUs and ARPDAU)	(Unaudited)
Revenues	$651.2	$656.2
Total cost and expenses	$553.1	$503.8
Operating income	$98.1	$152.4
Net income	$53.0	$84.1
Credit Adjusted EBITDA	$185.6	$222.7

Non-financial performance metrics
Average DAUs	8.8	9.1
Average DPUs (in thousands)	309	326
Average Daily Payer Conversion	3.5%	3.6%
ARPDAU	$0.81	$0.80
Average MAUs	32.8	30.2

Comparison of the three months ended March 31, 2024 versus the three months ended March 31, 2023

	Three months ended March 31,
	2024	2023
(in millions)	(Unaudited)
Revenues	$651.2	$656.2
Cost of revenue	$177.0	$185.7
Research and development	106.9	102.4
Sales and marketing	190.4	143.7
General and administrative	71.8	72.0
Impairment of intangible assets	7.0	—
Total costs and expenses	$553.1	$503.8

Revenues

Revenues for the three months ended March 31, 2024 decreased by $5.0 million when compared with the comparable period of 2023. The net decrease in revenues for the three month period is primarily derived from the combination of growth in select casual game titles and the acquisition of Youda Games and InnPlay in August and September of 2023, respectively, which were more than offset by revenue declines in other casual titles and certain of our slot-themed games. Within our casual games portfolio, higher proportion of our revenues was derived from the sale of consumable goods as opposed to durable goods in Q1 2024 when compared to 2023, resulting in a lower amount of deferred revenue in the current quarter. We continue to see favorable impacts on revenues in certain of our games from our ongoing improvements to monetization, new content and product features.

Cost of revenue

Cost of revenue for the three months ended March 31, 2024 decreased by $8.7 million when compared with the comparable period of 2023. The decrease in cost of revenue includes an approximate $7.7 million decrease in platform fees associated with reduced revenues and a greater percentage of revenue generated from our Direct-To-Consumer platforms, as well as a $2.2 million decrease in depreciation and amortization expenses.

Research and development expenses

Research and development expenses for the three months ended March 31, 2024 increased by $4.5 million when compared with the comparable period of 2023. The increase in research and development expenses were primarily due to a shift in our workforce composition towards higher-cost locations, combined with merit-based compensation increases. These factors contributed to the rise in expenses despite a decrease in overall headcount.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2024 increased by $46.7 million when compared with the comparable period of 2023. The increase in sales and marketing expenses was due almost entirely to increased media buy expenses driven by the acquisitions of InnPlay and Youda that were not present in the first quarter of 2023, and higher spending across the Company.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024, decreased $0.2 million when compared with the comparable period of 2023. The decrease in general and administrative expenses includes an approximate $11.0 million impact by recent headcount reductions that reduced employee compensation costs, including decreased stock-based compensation expense, as well as a $0.9 million decrease in depreciation and amortization. These amounts were largely offset by an increase of $7.7 million to severance expense and adjustments of $2.8 million to the fair value of contingent considerations.

Impairment charge

During the three months ended March 31, 2024, we recorded an impairment charge of $7.0 million related to one of our investments in an unconsolidated affiliate.

Other Factors Affecting Net Income

	Three months ended March 31,
	2024	2023
(in millions)	(Unaudited)
Interest expense	$39.0	$38.0
Interest income	(13.0)	(7.8)
Foreign currency exchange, net	(2.8)	(1.8)
Other	—	0.2
Provision for income taxes	21.9	39.7
Interest

Interest expense for the three months ended March 31, 2024 increased by $1.0 million when compared with the same period of 2023 as a result of higher average interest rates on our variable rate debt.

Interest income for the three months ended March 31, 2024 increased by $5.2 million when compared with the same period of 2023 as a result of higher average interest rates earned on our cash and cash equivalents.

Provision for income taxes

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2024 was primarily due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and non-deductible stock-based compensation expense. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2023 was primarily due to tax provisions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income.

Net income

Upon aggregating all of the components of our results of operations above, net income for the three months ended March 31, 2024, decreased $31.1 million when compared with the same periods of 2023.

Reconciliation of Credit Adjusted EBITDA to Net Income

Credit Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Credit Adjusted EBITDA to net income, the closest GAAP financial measure. Our Credit Agreement defines Adjusted EBITDA (which we call “Credit Adjusted EBITDA”) as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) impairment charges, (vi) stock-based compensation, (vii) contingent consideration, (viii) acquisition and related expenses, and (ix) certain other items. We calculate Credit Adjusted EBITDA Margin as Credit Adjusted EBITDA divided by revenues.

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

	Three months ended March 31,
(in millions)	2024	2023
Net income	$53.0	$84.1
Provision for income taxes	21.9	39.7
Interest expense and other, net	23.2	28.6
Depreciation and amortization	39.2	39.1
EBITDA	137.3	191.5
Stock-based compensation(1)	23.7	29.2
Impairment charges	7.0	—
Contingent consideration	2.9	—
Acquisition and related expenses(2)	2.2	1.2
Other items(3)	12.5	0.8
Credit Adjusted EBITDA	$185.6	$222.7
Net income margin	8.1%	12.8%
Credit Adjusted EBITDA margin	28.5%	33.9%

_______
(1)    Reflects, for all periods, stock-based compensation expense related to the issuance of equity awards to our employees.
(2)    Amounts for all periods primarily relate to expenses incurred by the Company in connection with the evaluation of strategic alternatives for the Company.
(3)    The amount for the three months ended March 31, 2024 consists primarily of $12.1 million incurred by the Company for severance. The amount for the three months ended March 31, 2023 consists primarily of $0.6 million incurred by the Company for severance.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents totaled $1,015.5 million and $1,029.7 million at March 31, 2024 and December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Three months ended March 31,
	2024	2023
Net cash flows provided by operating activities	$29.6	$20.5
Net cash flows used in investing activities	(35.9)	(15.4)
Net cash flows used in financing activities	(5.5)	(6.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.4)	(0.4)
Net change in cash, cash equivalents and restricted cash	$(14.2)	$(1.4)

Operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2024 was $29.6 million compared with cash flows provided by operating activities of $20.5 million for the same period of 2023. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the three months ended March 31, 2024 was $35.9 million when compared with $15.4 million for the same period of 2023. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets.

Financing activities

Net cash flows used in financing activities for the three months ended March 31, 2024 was $5.5 million, compared with $6.1 million for the same period of 2023. Financing activity cash flows for the three months ended March 31, 2024 and 2023 primarily relate to repayments on our bank borrowings.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 3, Debt, to the accompanying consolidated financial statements and in Note 12, Debt, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024.

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

We had borrowings outstanding under our Term Loan with book values of $1,819.6 million and $1,822.8 million at March 31, 2024 and December 31, 2023, respectively, which were subject to a weighted average interest rate of 8.20% and 7.84% for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. There were no borrowings against our Revolving Credit Facility at March 31, 2024 or December 31, 2023.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.5 million over a twelve-month period, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. We are unable to estimate the impact on the fair value of our debt of a hypothetical 100 basis point increase or decrease in weighted average interest rates.

Investment risk

We had cash and cash equivalents including restricted cash totaling $1,017.5 million and $1,031.7 million as of March 31, 2024 and December 31, 2023, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 bps increase or decrease in interest rates would have increased or decreased the fair value as of March 31, 2024 by $0.2 million.

Foreign currency risk
Our functional currency is the U.S. Dollar and most of our revenues are denominated in U.S. Dollars. However, we have foreign currency risks related to a significant portion of our operating expenses, consisting of headcount related expenses as well as leases and certain other operating expenses, denominated in currencies other than the U.S. Dollar, primarily the Euro (“EUR”), Israeli Shekel (“ILS”), British Pound, Euro, Polish Zloty (“PLN”) and Romanian Leu (“RON”). Accordingly,

changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of March 31, 2024, we had entered into derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN, at future dates. The approximate amount of hedges was equal to $192.9 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

For the quarter ended March 31, 2024, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Casualties have been sustained by both sides and the State of Israel has called a percentage of the population into active duty including employees of the Company. We cannot predict the outcome of developments in the War in Israel or the reaction to such developments by other countries or international authorities particularly as the conflict has triggered diplomatic rifts and protests around the world. Hezbollah, a group designated as a terrorist organization by the United States which controls land in Southern Lebanon that borders Israel, and Israeli forces have clashed since the October 7, 2023 attacks by Hamas. On April 14, 2024, Iran launched a missile and drone attack at Israel, and on April 19, 2024, Israel launched a response attack on Iran. An escalation or continuation of the conflict could result in additional military reserve duty call-ups, damage to infrastructure in Israel and other ramifications that could have a material adverse effect on our operations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

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
Dated as of May 9, 2024