Form 10-Q
period 2024-06-30
Playtika Holding Corp.
filed 2024-08-07
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024 the registrant had 371,978,224 shares of common stock, $0.01 par value per share, outstanding.

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
•risks related to our international operations and ownership, including our significant operations in Israel and Ukraine and the fact that our controlling stockholder is a Chinese-owned company;
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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$710.3	$1,029.7
Short-term investments	390.1	—
Restricted cash	1.5	2.0
Accounts receivable	160.0	171.5
Prepaid expenses and other current assets	137.1	147.9
Total current assets	1,399.0	1,351.1
Property and equipment, net	112.2	119.9
Operating lease right-of-use assets	94.0	100.3
Intangible assets other than goodwill, net	282.0	311.2
Goodwill	983.8	987.2
Deferred tax assets, net	100.7	99.3
Investments in unconsolidated entities	48.4	54.4
Other non-current assets	155.2	151.6
Total assets	$3,175.3	$3,175.0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$16.5	$16.8
Accounts payable	13.6	65.0
Operating lease liabilities, current	19.0	19.5
Accrued expenses and other current liabilities	412.6	438.3
Total current liabilities	461.7	539.6
Long-term debt	2,394.0	2,399.6
Contingent consideration	22.0	20.8
Other long-term liabilities, including employee related benefits	305.3	318.7
Operating lease liabilities, long-term	79.5	88.2
Deferred tax liabilities	25.7	29.6
Total liabilities	3,288.2	3,396.5
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 371.9 and 370.0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both June 30, 2024 and December 31, 2023)	(603.5)	(603.5)
Additional paid-in capital	1,311.3	1,264.9
Accumulated other comprehensive income	17.5	20.6
Accumulated deficit	(842.3)	(907.6)
Total stockholders' deficit	(112.9)	(221.5)
Total liabilities and stockholders’ deficit	$3,175.3	$3,175.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$627.0	$642.8	$1,278.2	$1,299.0
Costs and expenses
Cost of revenue	168.2	178.3	345.2	364.0
Research and development	100.6	100.3	207.5	202.7
Sales and marketing	169.4	141.2	359.8	284.9
General and administrative	48.1	74.1	119.9	146.1
Impairment charge	—	9.7	7.0	9.7
Total costs and expenses	486.3	503.6	1,039.4	1,007.4
Income from operations	140.7	139.2	238.8	291.6
Interest and other, net	20.4	23.1	43.6	51.7
Income before income taxes	120.3	116.1	195.2	239.9
Provision for income taxes	33.7	40.4	55.6	80.1
Net income	86.6	75.7	139.6	159.8
Other comprehensive income (loss)
Foreign currency translation	(1.5)	(0.2)	(5.5)	2.9
Change in fair value of derivatives	(3.3)	14.8	2.4	7.0
Total other comprehensive income (loss)	(4.8)	14.6	(3.1)	9.9
Comprehensive income	$81.8	$90.3	$136.5	$169.7

Net income per share attributable to common stockholders, basic	$0.23	$0.21	$0.38	$0.44
Net income per share attributable to common stockholders, diluted	$0.23	$0.21	$0.38	$0.44
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	371.4	365.9	370.9	365.3
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	371.8	366.4	371.3	365.8
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except for per share data)
(Unaudited)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2024	370.0	$4.1	$(603.5)	$1,264.9	$20.6	$(907.6)	$(221.5)
Net income	—	—	—	—	—	53.0	53.0
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.1)	(37.1)
Stock-based compensation	—	—	—	24.2	—	—	24.2
Issuance of shares upon vesting of RSUs and PSUs	1.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	—	1.7	—	1.7
Balances at March 31, 2024	371.0	4.1	(603.5)	1,288.4	22.3	(891.7)	(180.4)
Net income	—	—	—	—	—	86.6	86.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.2)	(37.2)
Stock-based compensation	—	—	—	23.5	—	—	23.5
Issuance of shares upon vesting of RSUs	0.9	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss	—	—	—	—	(4.8)	—	(4.8)
Balances at June 30, 2024	371.9	$4.1	$(603.5)	$1,311.3	$17.5	$(842.3)	$(112.9)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2023	363.6	$4.1	$(603.5)	$1,155.8	$17.6	$(1,142.6)	$(568.6)
Net income	—	—	—	—	—	84.1	84.1
Stock-based compensation	—	—	—	29.8	—	—	29.8
Issuance of shares upon vesting of RSUs and PSUs	2.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(1.3)	—	—	(1.3)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balances at March 31, 2023	365.6	4.1	(603.5)	1,184.3	12.9	(1,058.5)	(460.7)
Net income	—	—	—	—	—	75.7	75.7
Share-based compensation	—	—	—	26.1	—	—	26.1
Issuance of shares upon vesting of RSUs	0.7	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive income	—	—	—	—	14.6	—	14.6
Balances at June 30, 2023	366.3	$4.1	$(603.5)	$1,209.8	$27.5	$(982.8)	$(344.9)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$139.6	$159.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	23.8	22.1
Amortization of intangible assets	54.1	55.5
Impairment charges	7.0	9.7
Stock-based compensation	46.6	54.5
Amortization of loan discount	3.7	3.4
Change in contingent consideration	(13.4)	—
Change in deferred taxes, net	(6.4)	(7.8)
Loss from foreign currency	0.5	(3.1)
Non-cash lease expenses (income)	(3.0)	—
Changes in operating assets and liabilities:
Accounts receivable	10.6	(18.4)
Prepaid expenses and other current and non-current assets	8.4	16.2
Accounts payable	(34.3)	(9.4)
Accrued expenses and other current and non-current liabilities	(57.1)	(55.0)
Net cash provided by operating activities	180.1	227.5
Cash flows from investing activities
Purchase of property and equipment	(23.3)	(9.2)
Capitalization of internal use software costs	(19.5)	(18.6)
Purchase of software for internal use	(15.2)	(4.1)
Purchase of short-term investments	(390.1)	—
Other investing activities	(1.0)	(1.1)
Net cash used in investing activities	(449.1)	(33.0)
Cash flows from financing activities
Dividend paid	(37.1)	—
Repayments on bank borrowings	(9.5)	(9.5)
Payment of tax withholdings on stock-based payments	(1.3)	(1.9)
Net cash out flow for business acquisitions and other	(0.7)	—
Net cash used in financing activities	(48.6)	(11.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.3)	3.6
Net change in cash, cash equivalents and restricted cash	(319.9)	186.7
Cash, cash equivalents and restricted cash at the beginning of the period	1,031.7	770.4
Cash, cash equivalents and restricted cash at the end of the period	$711.8	$957.1

	Six months ended June 30,
	2024	2023
Supplemental cash flow disclosures
Cash paid for income taxes	$62.9	$90.8
Cash paid for interest	$73.9	$73.4
Cash received for interest	$27.5	$9.7
Non-cash financing and investing activities
Accrued dividend	$37.2	$—
Right-of-use assets acquired under operating leases	$3.4	$13.1
Capitalization of stock-based compensation costs	$1.1	$1.4
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corp. (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and proprietary technology tools to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys to drive user engagement and monetization.

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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2023 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with current year presentation. These reclassifications had no effect on previously reported net income. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

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

Amendment to Stock Purchase Agreement

On September 14, 2023, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of G.S InnPlay Labs Ltd. (“InnPlay”) for an aggregate purchase price equal to (i) $80 million, subject to customary closing adjustments, and (ii) earnout payments of up to $220 million, the amounts of which will be based on certain revenue growth performance metrics of InnPlay during the two years following the closing of the transaction. On June 18, 2024, the Company and InnPlay signed the first amendment to the Purchase Agreement which reduces the maximum cap on the total earnout from $220 million to $170 million and adjusted certain of the associated underlying performance metrics. The Company recorded $16.2 million of income to general and administrative expense during the quarter ended June 30, 2024 to adjust its recorded earnout liability to the current estimated fair value of the total amount to be paid under the earnout, as amended.

Concentration of credit risk and significant customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, restricted cash, accounts receivable and derivative contracts. The Company’s investment policy imposes certain maturity limits on the Company’s portfolio and restricts the permitted investments to the purchase of bank deposits and highly rated fixed income securities.

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

	June 30, 2024	December 31, 2023
Apple	58%	56%
Google	26%	28%
Facebook	4%	4%

Accounts receivable are recorded at their transaction amounts and do not bear interest. The Company bases its allowance for credit losses on management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on historical collection experience and current and expected future economic and market conditions.

Cash and cash equivalents and Short-term investments

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Cash equivalents include investments in term deposits, commercial papers and money market funds that can be redeemed immediately at the current net asset value.

Investments with maturities of more than three months but less than one year from the date of purchase are included in short-term investments. Such short-term investments include investments in term deposits and commercial papers and are stated at cost which approximates fair market value.

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

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under its appreciation and retention plans of $23.3 million and $29.1 million during the three months ended June 30, 2024 and 2023, respectively, and $46.2 million and $58.9 million during the six months ended June 30, 2024 and 2023, respectively.

Derivative instruments
The Company uses interest rate swap contracts to reduce its exposure to fluctuating interest rates associated with the Company’s variable rate debt, and to effectively increase the portion of debt upon which the Company pays a fixed interest rate. The Company’s interest rate swap agreements are designated as cash flow hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional amount. These hedges are highly effective in offsetting changes in the Company’s future expected cash flows due to the fluctuation of the Company’s variable rate debt.

The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively. The Company performed a regression analysis at inception of the hedging relationship and at period end in which it compared the change in the fair value of the swap transaction and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on historical swap rates. The Company believes that the hedging instruments are expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, the Company will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at the inception of the hedging relationship.

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain expense lines denominated in Euros (“EUR”), Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 6, Derivative Instruments, for additional discussion.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount the Company would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of the Company’s interest rate swap agreements and foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820, Fair Value Measurement (“ASC 820”). See Note 7, Fair Value Measurements, for additional discussion.

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. During the six months ended June 30, 2024, the Company recorded an impairment of $7.0 million related to one of its investments in an unconsolidated entity. No change to the carrying amounts were recorded in the six months ended June 30, 2023.

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

NOTE 2.    SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2024 are as follows (in millions):

	June 30, 2024
	Amortized cost	Allowance for credit losses	Unrealized gains	Unrealized losses
Term deposits	$132.8	$—	$—	$—
Commercial papers	257.4	—	—	(0.1)
Total short-term investments	$390.2	$—	$—	$(0.1)

NOTE 3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024	December 31, 2023
Employees and related expenses	$121.8	$162.5
Accrued expenses	83.2	93.9
Media buy	64.8	54.5
Deferred revenues	40.0	46.0
Dividend payable	37.2	—
Tax accruals	34.2	35.4
Contingent consideration	31.4	46.0
Total accrued expenses and other current liabilities	$412.6	$438.3

NOTE 4.    DEBT

	June 30, 2024				December 31, 2023
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	8.210%	$1,816.4	$1,843.0	$1,822.8
Senior Notes	2029	4.250%	594.1	600.0	593.6
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,410.5	2,443.0	2,416.4
Less: Current portion of long-term debt			(16.5)	(23.8)	(16.8)
Long-term debt			$2,394.0	$2,419.2	$2,399.6

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $32.5 million and $36.1 million at June 30, 2024 and December 31, 2023, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At June 30, 2024, the Company’s first-priority net senior secured leverage ratio was 0.96 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of June 30, 2024.

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

NOTE 5.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of June 30, 2024, a total of 47,954,177 shares of the Company’s common stock had been allocated to awards granted under the Plan and 15,447,480 shares remained available for future grants.

Cash Dividend

On April 5, 2024, the Board of Directors of the Company (“the Board”) paid a cash dividend of $0.10 per shares of the Company’s outstanding common stock. Additionally, the Board declared a cash dividend of $0.10 per share of the Company’s outstanding common stock, payable on July 5, 2024 to stockholders of record as of the close of business on June 21, 2024. The dividend amount of $37.2 million is recorded in accrued expenses and other current liabilities at June 30, 2024.

Stock Repurchase Program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Stock Options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2024:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2024	1.7	7.6	$17.72
Granted	—		$—
Exercised	—
Cancelled	(0.3)		$19.22
Expired	—		$—
Outstanding at June 30, 2024	1.4	7.2	$17.40	$—
Exercisable at June 30, 2024	0.9	7.0	$18.89	$—

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in the six months ended June 30, 2023. There were no options granted in the six months ended June 30, 2024.

Six months ended June 30,
2023
Risk-free interest rate	3.34% - 3.79%
Expected dividend yield	—
Expected term in years	6.1
Expected volatility	52.13% - 52.79%

RSUs

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2024:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2024	21.3	$12.24
Granted	0.5	$7.59
Vested	(2.0)	$16.45	$15.5
Cancelled	(1.9)	$12.37
Outstanding at June 30, 2024	17.9	$11.60

PSUs

As of June 30, 2024, the Company estimated achievement of a target less than 100% for the PSUs associated with the 2024 and 2025 tranches, consistent with the Company’s current forecasted performance for 2024 and 2025.

The following table summarizes the Company’s PSU activity during the six months ended June 30, 2024:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2024	2.2	$9.72
Granted	—	$—
Vested	*	$9.72	*
Cancelled	(0.7)	$9.72
Outstanding at June 30, 2024	1.5	$9.72
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

*    Represents an amount less than 0.1 or $0.1

Stock-Based Compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options	$0.9	$1.1	$1.7	$1.4
RSUs	24.2	26.9	50.1	54.0
PSUs	(1.6)	(1.9)	(4.1)	0.5
Total stock-based compensation costs	$23.5	$26.1	$47.7	$55.9

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development expenses	$7.8	$9.5	$15.9	$19.0
Sales and marketing expenses	1.6	2.4	3.4	4.8
General and administrative expenses	13.5	13.4	27.3	30.7
Total stock-based compensation costs, net of amounts capitalized	$22.9	$25.3	$46.6	$54.5

During the three months ended June 30, 2024 and 2023, the Company capitalized $0.6 million and $0.8 million of stock-based compensation cost, respectively. During the six months ended June 30, 2024 and 2023, the Company capitalized $1.1 million and $1.4 million of stock-based compensation cost, respectively.

As of June 30, 2024, the Company’s total unrecognized stock-based compensation expenses related to stock options and RSUs was approximately $3.1 million and $177.8 million, respectively. There was no unrecognized expense for PSUs at June 30, 2024. The expense related to stock options and RSUs are expected to be recognized over a weighted average period of 1.4 years and 2.8 years, respectively.

NOTE 6.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. The initial terms of each swap required the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. In June 2023 these two interest rate swap agreements were amended so that effective July 31, 2023, the Company will pay a fixed interest rate of 0.85% in exchange for receiving one-month Term SOFR. The amendment did not impact the hedge effectiveness.

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

The aggregate fair value of the Company’s interest rate swap agreements was an asset of $45.5 million as of June 30, 2024 and was recorded in prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At June 30, 2024, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $207.9 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $2.3 million as of June 30, 2024 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Derivative instruments - foreign currency derivative contracts	$65.4	$54.0	$105.4	$92.7
Derivative instruments - interest rate swaps	—	—	—	500.0
Derivative instruments - others (non-hedging)	—	(0.3)	—	1.6

NOTE 7.    FAIR VALUE MEASUREMENTS

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

The carrying value of accounts receivable and payables and the Company's cash and cash equivalents, short-term investments and restricted cash approximates fair value due to the short time to expected payment or receipt of cash.

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	June 30, 2024
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,843.0	$1,843.0	Level 2
Senior Notes	600.0	522.0	Level 2
Total debt	$2,443.0	$2,365.0

	December 31, 2023
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,852.5	$1,847.9	Level 2
Senior Notes	600.0	525.8	Level 2
Total debt	$2,452.5	$2,373.7

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023 (in millions):

		Fair Value at
	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Cash equivalents
Money market funds	Level 1	$346.2	$524.4
Term deposits	Level 1	66.2	290.3
Commercial papers	Level 2	129.6	104.8

Short-term investments
Term deposits	Level 1	132.8	—
Commercial papers	Level 2	257.3	—

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$27.8	$25.3
Derivative instruments - foreign currency derivative contracts	Level 2	0.9	4.3

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$17.7	$15.2

Accrued expenses and other current liabilities
Derivative instruments - foreign currency derivative contracts	Level 2	$3.2	$0.9

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$—	$4.4

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2024	$66.8
Fair value adjustments based upon post-acquisition performance	(13.4)
Balance as of June 30, 2024(1)	$53.4
__________
(1)    Amount comprised of $51.0 million and $2.4 million for InnPlay and Youda Games acquisitions, respectively.

The carrying values of the Company’s cash equivalents and short-term investments approximate fair value because of the short duration of these financial instruments.

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

The Company estimated the fair value of its contingent consideration liabilities using a Monte Carlo simulation to model components of cash flow analyses. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The extent to which the actual results differ from assumptions made within the Monte Carlo simulation cash flow analysis will result in adjustments to this liability in future periods.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

In November 2013, the Company’s subsidiary, Playtika, Ltd., sent an initial demand letter to Enigmatus s.r.o., a game developer in the Czech Republic, which owns various U.S. trademark registrations that resemble the Company’s Sloto-formative trademark names, demanding that it cease use of the trademark Slotopoly. In response, Enigmatus s.r.o. asserted that it was the owner of the Sloto-formative trademarks and denied that its game title infringed upon the Company’s trademarks. Enigmatus s.r.o. applied to register one of the Company’s trademarks in the United Kingdom and European Union, and the Company successfully opposed its applications. In December 2016, Enigmatus s.r.o., filed a trademark infringement lawsuit, Enigmatus, s.r.o. v. Playtika LTD and Caesars Interactive Entertainment, Inc., against Playtika, Ltd. and Caesars Interactive Entertainment LLC in the Federal Court of Canada asserting that the Company’s use of the Slotomania trademarks violates its proprietary and trademark rights. The plaintiff sought injunctive relief and monetary damages. On May 17, 2024, the Company’s motion for summary trial was granted. However, the plaintiffs subsequently filed a notice of appeal. The Company has defended this case vigorously and will continue to do so. As the appeals process is in the preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. On September 15, 2022, in accordance with local rules of the Court, the Company and other defendants in the case filed a letter notifying the Court of defendants’ service upon plaintiffs of, among other things, a notice of motion to dismiss plaintiffs’ amended complaint and a memorandum of law in support of the defendants’ motion to dismiss plaintiffs’ amended complaint. On November 30, 2022, the Company filed with the Court a motion to dismiss. The Company’s motion to dismiss was granted with prejudice on March 18, 2024. However, on April 15, the plaintiffs filed a notice of appeal. As the appeals process is in the preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company has defended this case vigorously and will continue to do so.

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

On June 7, 2024, the Company received a demand letter from counsel for Scott G. Kormos, one of the plaintiffs in the litigation matter described in the immediately preceding paragraph, pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s books and records. The Company has responded to the demand, stating its belief that the demand letter fails to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company has engaged in negotiations with Mr. Kormos’ counsel regarding the production of materials in relation to the demand.

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

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Customs House submitted its statement of defense on April 17, 2024 and the Company submitted its response to the statement of defense on June 16. A pre-trial meeting has been scheduled with the court for November 14, 2024. The Company intends to pursue this case vigorously.

On June 1, 2024, the Company received pre-arbitration notices from a law firm purporting to represent 5,264 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful or that they otherwise have suffered harm for which recovery is available. On July 26, 2024, the law firm filed arbitration demands on behalf of 4,549 claimants. As of the date hereof, the Company lacks adequate information to assess the nature or validity of the claims. As such, the Company cannot estimate what impact, if any, these arbitration demands may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

NOTE 9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Geographic location
USA	$425.0	$452.9	$865.2	$914.2
EMEA	115.8	102.1	237.4	207.1
APAC	42.5	44.8	86.7	90.9
Other	43.7	43.0	88.9	86.8
Total	$627.0	$642.8	$1,278.2	$1,299.0

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Third-party platforms	$453.3	$477.5	$933.0	$982.2
Direct-to-consumer platforms	173.7	165.3	345.2	316.8
Total revenues	$627.0	$642.8	$1,278.2	$1,299.0
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	June 30, 2024	December 31, 2023
Accounts receivable	$160.0	$171.5
Contract assets (1)	10.9	12.5
Contract liabilities (2)	40.0	46.0
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three and six months ended June 30, 2024, the Company recognized $10.3 million and $33.7 million, respectively, of its contract liabilities that were outstanding as of December 31, 2023.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 10.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	June 30, 2024	December 31, 2023
Israel	$86.4	$94.0
USA	64.0	64.8
Ukraine	18.6	21.8
Other	37.2	39.6
Total long-lived assets, net	$206.2	$220.2

NOTE 11.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$38.9	$35.8	$77.9	$73.8
Interest income	(13.7)	(10.3)	(26.7)	(18.1)
Foreign currency translation differences, net	(4.8)	(2.4)	(7.6)	(4.2)
Other	—	—	—	0.2
Total interest and other, net	$20.4	$23.1	$43.6	$51.7

NOTE 12.    INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
(in millions, except tax rate)	2024	2023	2024	2023
Income before income taxes	$120.3	$116.1	$195.2	$239.9
Provision for income taxes	$33.7	$40.4	$55.6	$80.1
Effective tax rate	28.0%	34.8%	28.5%	33.4%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the six months ended June 30, 2024 was primarily due to the inclusion of Global Intangible Low-Taxed Income and non-deductible stock-based compensation expense, partially offset by a non-recurring favorable impact of reversal of accruals related to undistributed earnings. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the six months ended June 30, 2023 was primarily due to tax provisions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income.

NOTE 13.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2024 and 2023 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2024	$(10.0)	$27.8	$2.8	$20.6
Other comprehensive income (loss) before reclassifications	(4.0)	14.5	(2.5)	8.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.2)	(0.1)	(6.3)
Balance as of March 31, 2024	(14.0)	36.1	0.2	22.3
Other comprehensive income (loss) before reclassifications	(1.5)	5.1	(3.5)	0.1
Amounts reclassified from accumulated other comprehensive income	—	(6.3)	1.4	(4.9)
Balance as of June 30, 2024	$(15.5)	$34.9	$(1.9)	$17.5

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2023	$(15.6)	$37.7	$(4.5)	$17.6
Other comprehensive income (loss) before reclassifications	3.1	(4.0)	(2.0)	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	2.4	(1.8)
Balance as of March 31, 2023	(12.5)	29.5	(4.1)	12.9
Other comprehensive income (loss) before reclassifications	(0.2)	20.5	(2.4)	17.9
Amounts reclassified from accumulated other comprehensive income	—	(5.5)	2.2	(3.3)
Balance as of June 30, 2023	$(12.7)	$44.5	$(4.3)	$27.5

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$(0.3)	$4.5	$2.2	$2.0
Foreign currency derivative contracts	(0.4)	0.1	(0.9)	—

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three and six months ended June 30, 2024 and 2023.

NOTE 14.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$86.6	$75.7	$139.6	$159.8
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	371.4	365.9	370.9	365.3
Stock-based compensation awards	0.4	0.5	0.3	0.5
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	371.8	366.4	371.3	365.8
Net income per share, basic	$0.23	$0.21	$0.38	$0.44
Net income per share, diluted	$0.23	$0.21	$0.38	$0.44

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options	1.5	2.1	1.6	2.6
RSUs	15.0	10.9	18.8	12.2
Total	16.5	13.0	20.4	14.8

In addition, 1.5 million PSUs were excluded from the calculation of diluted net income per share for each of the three and six months ended June 30, 2024 and 2.2 million PSUs were excluded from the calculation of diluted net income per share for each of the three and six months ended June 30, 2023, because the minimum performance measures were not yet met.

NOTE 15.    SUBSEQUENT EVENTS

The Company performed a review for subsequent events through the date of these financial statements. No material items were noted for disclosure.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage our users. We have built best-in-class live game operations services and proprietary technology tools to support our portfolio of games which enable us to drive strong user engagement and monetization. Our games are free-to-play, and we are experts in providing novel, curated in-game content and offers to our users, at optimal points in their game journeys. Our players love our games because they are fun, creative, engaging, and kept fresh through a release of new features that are customized for different player segments. As a result, we have retained paying users over long periods of time.

Recent Events

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. While these war and conflicts have not had a direct material financial impact on the Company as of the date of this filing, the Company’s headquarters are located in Israel, and the Company employs approximately 1,050 professionals in Israel, including the majority of the Company’s senior leadership team. The Company is actively monitoring the developments in this geographic region.

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

Interest income consists of interest earned on cash, cash equivalents and short-term investments.

Foreign currency translation adjustments, net, include gains and losses resulting from remeasurement of certain non-USD denominated balance sheet items.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(in millions, except percentages, Average DPUs and ARPDAU)	(Unaudited)
Revenues	$627.0	$642.8	$1,278.2	$1,299.0
Total cost and expenses	$486.3	$503.6	$1,039.4	$1,007.4
Operating income	$140.7	$139.2	$238.8	$291.6
Net income	$86.6	$75.7	$139.6	$159.8
Credit Adjusted EBITDA	$191.0	$215.0	$376.6	$437.7

Non-financial performance metrics
Average DAUs	8.1	8.6	8.4	8.8
Average DPUs (in thousands)	298	307	303	317
Average Daily Payer Conversion	3.7%	3.6%	3.6%	3.6%
ARPDAU	$0.85	$0.83	$0.83	$0.81
Average MAUs	27.7	28.3	30.3	29.2

Comparison of the three and six months ended June 30, 2024 versus the three six months ended June 30, 2023

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(in millions)	(Unaudited)
Revenues	$627.0	$642.8	$1,278.2	$1,299.0
Cost of revenue	$168.2	$178.3	$345.2	$364.0
Research and development	100.6	100.3	207.5	202.7
Sales and marketing	169.4	141.2	359.8	284.9
General and administrative	48.1	74.1	119.9	146.1
Impairment of intangible assets	—	9.7	7.0	9.7
Total costs and expenses	$486.3	$503.6	$1,039.4	$1,007.4

Revenues

Revenues for the three and six months ended June 30, 2024 decreased by $15.8 million and $20.8 million, respectively when compared with the comparable period of 2023. Incremental revenues from the acquired studios were more than offset by the decrease in revenues due to reduced monetization off of a lower base of paying users.

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2024 decreased by $10.1 million and $18.8 million, respectively, when compared with the comparable periods of 2023. The decreases in cost of revenue includes an approximate $10.4 million and $18.2 million decrease in platform fees associated with reduced revenues and a greater percentage of revenue generated from our Direct-To-Consumer platforms for the three and six months ended June 30, 2024, respectively, as well as a $1.6 million and $3.8 million decrease in depreciation and amortization expenses, respectively.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2024 increased by $0.3 million and $4.8 million, respectively, when compared with the comparable periods of 2023. The increases in research and development expenses were primarily due to a shift in our workforce composition towards higher-cost locations, combined with merit-based compensation increases and an increased spend in outsourcing. These factors were offset by decreases in expenses related to a reduction in overall headcount.

Sales and marketing expenses

Sales and marketing expenses for the three and six months ended June 30, 2024 increased by $28.2 million and $74.9 million, respectively, when compared with the comparable periods of 2023. The increases in sales and marketing expenses were due largely to increased media buy expenses driven by the acquisitions of InnPlay and Youda that were not present in the first half of 2023, accompanied by moderately higher media buy spending across the Company.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2024, decreased by $26.0 million and $26.2 million, respectively, when compared with the comparable period of 2023.

The decrease in general and administrative expenses for the three and six months ended June 30, 2024 includes an adjustment to reduce expense by $16.2 million related to the change in fair value of the contingent consideration associated with the 2023 acquisition of InnPlay. Without the recent amendment to the Stock Purchase Agreement for InnPlay, the likelihood of InnPlay reaching the thresholds for payment of the contingent consideration would likely have been significantly lower.

In addition, the decreases in general and administrative expenses for the three and six months ended June 30, 2024 includes an approximate $8.0 million and $19.2 million impact, respectively, of recent headcount reductions that reduced employee compensation costs, including decreased stock-based compensation expense. These amounts were largely offset by an increase of $1.8 million and $9.5 million, respectively, to severance expense.

Impairment charge

During the six months ended June 30, 2024, we recorded an impairment charge of $7.0 million related to one of our investments in an unconsolidated affiliate. During the three and six months ended June 30, 2023, we recorded a $9.7 million write-off of JustPlay.LOL Ltd’s game title.

Other Factors Affecting Net Income

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(in millions)	(Unaudited)
Interest expense	$38.9	$35.8	$77.9	$73.8
Interest income	(13.7)	(10.3)	(26.7)	(18.1)
Foreign currency exchange, net	(4.8)	(2.4)	(7.6)	(4.2)
Other	—	—	—	0.2
Provision for income taxes	33.7	40.4	55.6	80.1
Interest

Interest expense for the three and six months ended June 30, 2024 increased by $3.1 million and $4.1 million, respectively, when compared with the same period of 2023 as a result of higher average interest rates on our variable rate debt.

Interest income for the three and six months ended June 30, 2024 increased by $3.4 million and $8.6 million, respectively, when compared with the same period of 2023 as a result of higher balances held in interest bearing cash, cash equivalents and short-term investments, and higher average interest rates earned on those instruments.

Provision for income taxes

The effective income tax rate for the three months ended June 30, 2024 was 28.0% compared to 34.8% for the three months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was 28.5% compared to 33.4% for the six months ended June 30, 2023. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the six months ended June 30, 2024 was primarily due to the inclusion of Global Intangible Low-Taxed Income and non-deductible stock-based compensation expense, partially offset by a non-recurring favorable impact of reversal of accruals related to undistributed earnings. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the six months ended June 30, 2023 was primarily due to tax provisions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income.

Net income

Upon aggregating all of the components of our results of operations above, net income for the three and six months ended June 30, 2024, increased $10.9 million and $20.2 million, respectively, when compared with the same periods of 2023.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$86.6	$75.7	$139.6	$159.8
Provision for income taxes	33.7	40.4	55.6	80.1
Interest expense and other, net	20.4	23.1	43.6	51.7
Depreciation and amortization	38.7	38.5	77.9	77.6
EBITDA	179.4	177.7	316.7	369.2
Stock-based compensation(1)	22.9	25.3	46.6	54.5
Impairment charge	—	9.7	7.0	9.7
Changes in estimated value of contingent consideration	(16.3)	—	(13.4)	—
Acquisition and related expenses(2)	0.5	1.9	2.7	3.1
Other items(3)	4.5	0.4	17.0	1.2
Credit Adjusted EBITDA	$191.0	$215.0	$376.6	$437.7
Net income margin	13.8%	11.8%	10.9%	12.3%
Credit Adjusted EBITDA margin	30.5%	33.4%	29.5%	33.7%
_______
(1)    Reflects, for all periods, stock-based compensation expense related to the issuance of equity awards to our employees.
(2)    Amounts for all periods include costs incurred to evaluate and pursue acquisition activities as well as costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    The amounts for the three and six months ended June 30, 2024 consists primarily of $2.6 million and $11.2 million, respectively, incurred by the Company for severance. The amount for the six months ended June 30, 2024 also includes $5.1 million incurred by the Company related to restructuring activities. The amounts for the three and six months ended June 30, 2023 consists primarily of $0.1 million and $0.7 million, respectively, incurred by the Company for severance and, for the three months ended June 30, 2023, $0.2 million for relocation and support provided to employees due to the war in Ukraine.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term investments, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents and short-term investments totaled $1,100.4 million and $1,029.7 million at June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, short-term investments and borrowing capacity under our Revolving Credit Facility and our cash flows from operations will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Six months ended June 30,
	2024	2023
Net cash flows provided by operating activities	$180.1	$227.5
Net cash flows used in investing activities	(449.1)	(33.0)
Net cash flows used in financing activities	(48.6)	(11.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.3)	3.6
Net change in cash, cash equivalents and restricted cash	$(319.9)	$186.7

Operating activities

Net cash flows provided by operating activities for the six months ended June 30, 2024 was $180.1 million compared with $227.5 million for the same period of 2023. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the six months ended June 30, 2024 was $449.1 million when compared with $33.0 million for the same period of 2023. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets and, in 2024, includes $390.1 million of cash outflow for cash deposited into short-term investments.

Financing activities

Net cash flows used in financing activities for the six months ended June 30, 2024 was $48.6 million, compared with $11.4 million for the same period of 2023. Financing activity cash flows for the six months ended June 30, 2024 primarily relates to a cash dividend paid, and in both 2024 and 2023 includes repayments on our bank borrowings.

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

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 4, Debt, to the accompanying consolidated financial statements and in Note 12, Debt, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024.

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

We had borrowings outstanding under our Term Loan with book values of $1,816.4 million and $1,822.8 million at June 30, 2024 and December 31, 2023, respectively, which were subject to a weighted average interest rate of 8.20% and 7.84% for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. There were no borrowings against our Revolving Credit Facility at June 30, 2024 or December 31, 2023.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.4 million over a twelve-month period, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. We are unable to estimate the impact on the fair value of our debt of a hypothetical 100 basis point increase or decrease in weighted average interest rates.

Investment risk

We had cash and cash equivalents including restricted cash totaling $711.8 million and $1,031.7 million as of June 30, 2024 and December 31, 2023, respectively. We also had short-term investments of $390.1 million as of June 30, 2024. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term investments primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 bps increase or decrease in interest rates would have increased or decreased the fair value as of June 30, 2024 by $0.5 million.

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

As of June 30, 2024, we had entered into derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN, at future dates. The approximate amount of hedges was equal to $207.9 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

For the quarter ended June 30, 2024, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 8, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q.

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

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. We cannot predict the outcome of developments in the War in Israel or the reaction to such developments by other countries or international authorities particularly as the conflict has triggered diplomatic rifts and protests around the world. An escalation or continuation of the conflict could result in additional military reserve duty call-ups, damage to infrastructure in Israel and other ramifications that could have a material adverse effect on our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

Item 6.        EXHIBITS

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
2.1	First Amendment to Share Purchase Agreement, dated as of June 18, 2024, by and among Playtika Ltd., G.S. InnPlay Labs Ltd, and the shareholders of InnPlay Labs Ltd.	X
10.1#	Employment Agreement, dated as of June 4, 2024, by and between Playtika Ltd. and Uri Rubin	X
10.2#	Employment Agreement, dated as of June 9, 2024, by and between Playtika Ltd. and Ariel Sandler	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Dated as of August 7, 2024