Form 10-Q
period 2024-09-30
Playtika Holding Corp.
filed 2024-11-07
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024 the registrant had 372,713,159 shares of common stock, $0.01 par value per share, outstanding.

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
•our inability to refinance our revolving credit facility which is set to expire in March 2026 or otherwise obtain additional financing, in each case, on favorable terms or at all;
•our inability to identify acquisition targets that fit our strategy or complete acquisitions and integrate any acquired businesses successfully or realize the anticipated benefits of such acquisitions could limit our growth, disrupt our plans and operations or impact the amount of capital allocated to mergers and acquisitions;
•our inability to obtain necessary governmental or other approvals in a timely fashion or at all or our inability to otherwise complete the acquisition of SuperPlay Ltd.;
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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
1CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,145.9	$1,029.7
Short-term investments	55.8	—
Restricted cash	1.5	2.0
Accounts receivable	159.6	171.5
Prepaid expenses and other current assets	107.3	147.9
Total current assets	1,470.1	1,351.1
Property and equipment, net	108.8	119.9
Operating lease right-of-use assets	92.0	100.3
Intangible assets other than goodwill, net	263.8	311.2
Goodwill	988.7	987.2
Deferred tax assets, net	100.4	99.3
Investments in unconsolidated entities	19.1	54.4
Other non-current assets	146.2	151.6
Total assets	$3,189.1	$3,175.0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$11.7	$16.8
Accounts payable	36.5	65.0
Operating lease liabilities, current	19.0	19.5
Accrued expenses and other current liabilities	384.9	438.3
Total current liabilities	452.1	539.6
Long-term debt	2,391.2	2,399.6
Contingent consideration	23.5	20.8
Other long-term liabilities, including employee related benefits	325.3	318.7
Operating lease liabilities, long-term	78.3	88.2
Deferred tax liabilities	16.7	29.6
Total liabilities	3,287.1	3,396.5
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 372.6 and 370.0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both September 30, 2024 and December 31, 2023)	(603.5)	(603.5)
Additional paid-in capital	1,334.7	1,264.9
Accumulated other comprehensive income	7.0	20.6
Accumulated deficit	(840.3)	(907.6)
Total stockholders' deficit	(98.0)	(221.5)
Total liabilities and stockholders’ deficit	$3,189.1	$3,175.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$620.8	$630.1	$1,899.0	$1,929.1
Costs and expenses
Cost of revenue	168.1	173.9	513.3	537.9
Research and development	99.2	102.2	306.7	304.9
Sales and marketing	149.9	142.8	509.7	427.7
General and administrative	76.8	79.6	196.7	225.7
Impairment charges	29.3	41.6	36.3	51.3
Total costs and expenses	523.3	540.1	1,562.7	1,547.5
Income from operations	97.5	90.0	336.3	381.6
Interest and other, net	33.8	25.2	77.4	76.9
Income before income taxes	63.7	64.8	258.9	304.7
Provision for income taxes	24.4	26.9	80.0	107.0
Net income	39.3	37.9	178.9	197.7
Other comprehensive income (loss)
Foreign currency translation	7.4	(4.1)	1.9	(1.2)
Change in fair value of derivatives	(17.9)	1.1	(15.5)	8.1
Total other comprehensive income (loss)	(10.5)	(3.0)	(13.6)	6.9
Comprehensive income	$28.8	$34.9	$165.3	$204.6

Net income per share attributable to common stockholders, basic	$0.11	$0.10	$0.48	$0.54
Net income per share attributable to common stockholders, diluted	$0.11	$0.10	$0.48	$0.54
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	372.2	366.7	371.4	365.8
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	372.5	367.6	371.7	366.3
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except for per share data)
(Unaudited)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2024	370.0	$4.1	$(603.5)	$1,264.9	$20.6	$(907.6)	$(221.5)
Net income	—	—	—	—	—	53.0	53.0
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.1)	(37.1)
Stock-based compensation	—	—	—	24.2	—	—	24.2
Issuance of shares upon vesting of RSUs and PSUs	1.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	—	1.7	—	1.7
Balances at March 31, 2024	371.0	4.1	(603.5)	1,288.4	22.3	(891.7)	(180.4)
Net income	—	—	—	—	—	86.6	86.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.2)	(37.2)
Stock-based compensation	—	—	—	23.5	—	—	23.5
Issuance of shares upon vesting of RSUs	0.9	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss	—	—	—	—	(4.8)	—	(4.8)
Balances at June 30, 2024	371.9	4.1	(603.5)	1,311.3	17.5	(842.3)	(112.9)
Net income	—	—	—	—	—	39.3	39.3
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.3)	(37.3)
Stock-based compensation	—	—	—	24.2	—	—	24.2
Issuance of shares upon vesting of RSUs	0.7	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.8)	—	—	(0.8)
Other comprehensive loss	—	—	—	—	(10.5)	—	(10.5)
Balances at September 30, 2024	372.6	$4.1	$(603.5)	$1,334.7	$7.0	$(840.3)	$(98.0)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2023	363.6	$4.1	$(603.5)	$1,155.8	$17.6	$(1,142.6)	$(568.6)
Net income	—	—	—	—	—	84.1	84.1
Stock-based compensation	—	—	—	29.8	—	—	29.8
Issuance of shares upon vesting of RSUs and PSUs	2.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(1.3)	—	—	(1.3)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balances at March 31, 2023	365.6	4.1	(603.5)	1,184.3	12.9	(1,058.5)	(460.7)
Net income	—	—	—	—	—	75.7	75.7
Share-based compensation	—	—	—	26.1	—	—	26.1
Issuance of shares upon vesting of RSUs	0.7	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive income	—	—	—	—	14.6	—	14.6
Balances at June 30, 2023	366.3	4.1	(603.5)	1,209.8	27.5	(982.8)	(344.9)
Net income	—	—	—	—	—	37.9	37.9
Share-based compensation	—	—	—	28.8	—	—	28.8
Issuance of shares upon vesting of RSUs	0.8	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.7)	—	—	(0.7)
Other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Balances at September 30, 2023	367.1	$4.1	$(603.5)	$1,237.9	$24.5	$(944.9)	$(281.9)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$178.9	$197.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	34.8	33.2
Amortization of intangible assets	82.3	82.8
Impairment charges	36.3	51.3
Stock-based compensation	70.2	82.5
Amortization of loan discount	5.6	5.2
Change in contingent consideration	(15.9)	—
Change in deferred taxes, net	(9.4)	(11.1)
Loss from foreign currency	—	(1.3)
Non-cash lease expenses (benefit), net	(2.2)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	12.1	(23.4)
Prepaid expenses and other current and non-current assets	27.4	4.0
Accounts payable	(16.5)	(18.1)
Accrued expenses and other current and non-current liabilities	(66.6)	(65.9)
Net cash provided by operating activities	337.0	336.3
Cash flows from investing activities
Purchase of property and equipment	(28.1)	(16.8)
Capitalization of internal use software costs	(25.1)	(27.8)
Purchase of software for internal use	(15.5)	(9.0)
Purchase of short-term investments	(256.5)	—
Proceeds from short-term investments	200.7	—
Payments for business combination, net of cash acquired	—	(160.6)
Other investing activities	(1.0)	(1.1)
Net cash used in investing activities	(125.5)	(215.3)
Cash flows from financing activities
Dividend paid	(74.3)	—
Repayments on bank borrowings	(19.0)	(9.5)
Payment of tax withholdings on stock-based payments	(2.1)	(2.6)
Net cash out flow for business acquisitions and other	(0.7)	—
Net cash used in financing activities	(96.1)	(12.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.3	0.8
Net change in cash, cash equivalents and restricted cash	115.7	109.7
Cash, cash equivalents and restricted cash at the beginning of the period	1,031.7	770.4
Cash, cash equivalents and restricted cash at the end of the period	$1,147.4	$880.1

	Nine months ended September 30,
	2024	2023
Supplemental cash flow disclosures
Cash paid for income taxes	$100.2	$137.7
Cash paid for interest	$117.3	$114.7
Cash received for interest	$42.5	$26.7
Non-cash financing and investing activities
Accrued dividend	$37.3	$—
Right-of-use assets acquired under operating leases	$5.8	$14.5
Contingent consideration related to business acquisition	$—	$77.4
Accrued purchases of property and equipment and intangible assets	$5.0	$—
Capitalization of stock-based compensation costs	$1.7	$2.2
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2023 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024.

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

Share Purchase Agreement - SuperPlay

On September 18, 2024, the Company entered into a Share Purchase Agreement (the “SuperPlay Purchase Agreement”) pursuant to which the Company agreed to purchase all of the issued and outstanding share capital of SuperPlay Ltd. (“SuperPlay”)(the “Transaction”) for an aggregate purchase price equal to (i) $700.0 million, subject to customary closing adjustments, and (ii) earnout payments of up to $1.250 billion, the amounts of which will be based on certain gross revenue growth and Adjusted EBITDA metrics of SuperPlay during the calendar years 2025, 2026 and 2027. The closing of the Transaction is subject to customary closing conditions and the SuperPlay Purchase Agreement includes customary termination rights, including if the closing of the Transaction has not occurred on or before March 31, 2025.

Amendment to Share Purchase Agreement - InnPlay

On September 14, 2023, the Company entered into a Share Purchase Agreement (the “InnPlay Purchase Agreement”) pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of G.S InnPlay Labs Ltd. (“InnPlay”). On June 18, 2024, the Company and InnPlay signed the first amendment to the InnPlay Purchase Agreement which reduces the maximum cap on the total potential earnout consideration from $220 million to $170 million and adjusted certain of the associated underlying performance metrics. The Company recorded $16.2 million of income to general and administrative expense during the quarter ended June 30, 2024 to adjust its recorded earnout liability to the June 30, 2024 estimated fair value of the total amount to be paid under the earnout, as amended.

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

	September 30, 2024	December 31, 2023
Apple	58%	56%
Google	26%	28%
Facebook	3%	4%

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

Investments with maturities of more than three months but less than one year from the date of purchase are included in short-term investments. Such short-term investments include investments in term deposits and commercial papers.

The Company classifies investments in debt securities as available-for-sale (“AFS”). AFS debt securities are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sale of investments are included in Interest and other, net on the statements of comprehensive income and are derived using the specific identification method for determining the cost of securities sold.

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

The Company recognized compensation expenses in respect of retention unit and appreciation unit awards under its appreciation and retention plans of $23.9 million and $27.6 million during the three months ended September 30, 2024 and 2023, respectively, and $70.1 million and $86.5 million during the nine months ended September 30, 2024 and 2023, respectively.

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

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Due to poor performance of certain of these investments leading to significant uncertainty regarding their future viability, the Company recorded impairments of $29.3 million and $36.3 million related to these certain investments during the three months and nine months ended September 30, 2024, respectively. No change to the carrying amounts were recorded in the three or nine month periods ended September 30, 2023.

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

NOTE 2.    SHORT-TERM INVESTMENTS

Short-term investments at September 30, 2024 are as follows (in millions):

	September 30, 2024
	Amortized cost	Allowance for credit losses	Unrealized gains	Unrealized losses
Commercial papers	$55.8	$—	$—	$—
Total short-term investments	$55.8	$—	$—	$—

The Company did not hold short-term investments at December 31, 2023.

NOTE 3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2024 and December 31, 2023 were as follows (in millions):

	September 30, 2024	December 31, 2023
Employees and related expenses	$114.4	$162.5
Accrued expenses	83.3	93.9
Media buy	50.7	54.5
Deferred revenues	38.9	46.0
Dividend payable	37.3	—
Tax accruals	32.9	35.4
Contingent consideration	27.4	46.0
Total accrued expenses and other current liabilities	$384.9	$438.3

NOTE 4.    DEBT

	September 30, 2024				December 31, 2023
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	8.110%	$1,808.5	$1,833.5	$1,822.8
Senior Notes	2029	4.250%	594.4	600.0	593.6
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,402.9	2,433.5	2,416.4
Less: Current portion of long-term debt			(11.7)	(19.0)	(16.8)
Long-term debt			$2,391.2	$2,414.5	$2,399.6

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $30.6 million and $36.1 million at September 30, 2024 and December 31, 2023, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At September 30, 2024, the Company’s first-priority net senior secured leverage ratio was 0.83 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of September 30, 2024.

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

NOTE 5.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of September 30, 2024, a total of 47,633,739 shares of the Company’s common stock had been allocated to awards granted under the Plan and 15,767,918 shares remained available for future grants.

Cash Dividend

On April 5 and July 5, 2024, in accordance with approval by the Board of Directors of the Company (“the Board”), the Company paid cash dividends of $0.10 per shares of the Company’s outstanding common stock. Additionally, the Board declared a cash dividend of $0.10 per share of the Company’s outstanding common stock, that was paid on October 4, 2024 to stockholders of record as of the close of business on September 20, 2024. The dividend amount of $37.3 million is recorded in accrued expenses and other current liabilities at September 30, 2024.

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

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2024:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2024	1.7	7.6	$17.72
Granted	—		$—
Exercised	—
Cancelled	(0.4)		$18.88
Expired	—		$—
Outstanding at September 30, 2024	1.3	6.9	$17.41	$—
Exercisable at September 30, 2024	1.0	6.7	$18.67	$—

The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used for the options granted in the nine months ended September 30, 2023. There were no options granted in the nine months ended September 30, 2024.

Nine months ended September 30,
2023
Risk-free interest rate	3.34% - 3.79%
Expected dividend yield	—
Expected term in years	6.1
Expected volatility	52.13% - 52.79%

RSUs

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2024:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2024	21.3	$12.24
Granted	1.4	$7.26
Vested	(2.8)	$16.70	$21.4
Cancelled	(3.0)	$11.61
Outstanding at September 30, 2024	16.9	$11.17

PSUs

As of September 30, 2024, the Company estimated achievement of a target less than 100% for the PSUs associated with the 2024 and 2025 tranches, consistent with the Company’s current forecasted performance for 2024 and 2025. For purposes of forecasting PSU achievement, future results of the SuperPlay transaction are not considered until the quarter in which the transaction closes.

The following table summarizes the Company’s PSU activity during the nine months ended September 30, 2024:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2024	2.2	$9.72
Granted	—	$—
Vested	*	$9.72	*
Cancelled	(0.7)	$9.72
Outstanding at September 30, 2024	1.5	$9.72
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

*    Represents an amount less than 0.1 or $0.1

Stock-Based Compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options	$0.7	$1.0	$2.4	$2.4
RSUs	23.5	27.1	73.6	81.1
PSUs	—	0.7	(4.1)	1.2
Total stock-based compensation costs	$24.2	$28.8	$71.9	$84.7

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development expenses	$7.1	$9.6	$23.0	$28.6
Sales and marketing expenses	1.5	2.3	4.9	7.1
General and administrative expenses	15.0	16.1	42.3	46.8
Total stock-based compensation costs, net of amounts capitalized	$23.6	$28.0	$70.2	$82.5

During the three months ended September 30, 2024 and 2023, the Company capitalized $0.6 million and $0.8 million of stock-based compensation cost, respectively. During the nine months ended September 30, 2024 and 2023, the Company capitalized $1.7 million and $2.2 million of stock-based compensation cost, respectively.

As of September 30, 2024, the Company’s total unrecognized stock-based compensation expenses related to stock options and RSUs was approximately $2.2 million and $149.6 million, respectively. There was no unrecognized expense for PSUs at September 30, 2024. The expense related to stock options and RSUs are expected to be recognized over a weighted average period of 1.3 years and 2.8 years, respectively.

NOTE 6.     DERIVATIVE INSTRUMENTS

Interest Rate Swap Agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. The initial terms of each swap required the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. In June 2023 these two interest rate swap agreements were amended so that effective July 31, 2023, the Company will pay a fixed interest rate of 0.85% in exchange for receiving one-month Term Secured Overnight Financing Rate (“SOFR”). The amendment did not impact the hedge effectiveness.

The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis.

In January 2023, the Company entered into two additional interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution, and each swap requires the Company to pay a fixed interest rate of 3.435% in exchange for receiving one-month LIBOR for six months and one-month Term SOFR afterwards. The interest rate swap agreements settle monthly commencing in February 2023 through their termination dates on February 28, 2028. The estimated fair value of the Company’s interest rate swap agreements is derived from a discounted cash flow analysis.

The aggregate fair value of the Company’s interest rate swap agreements was a net asset of $17.4 million as of September 30, 2024. and was recorded in prepaid expenses and other current assets, other non-current assets, accrued expenses and other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At September 30, 2024, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $200.4 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net assets of $2.1 million as of September 30, 2024 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Derivative instruments - foreign currency derivative contracts	$46.0	$146.8	$151.4	$240.1
Derivative instruments - interest rate swaps	—	—	—	500.0
Derivative instruments - others (non-hedging)	—	—	—	1.6

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

The carrying value of accounts receivable and payables and the Company's restricted cash approximates fair value due to the short time to expected payment or receipt of cash.

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	September 30, 2024
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,833.5	$1,819.7	Level 2
Senior Notes	600.0	547.5	Level 2
Total debt	$2,433.5	$2,367.2

	December 31, 2023
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,852.5	$1,847.9	Level 2
Senior Notes	600.0	525.8	Level 2
Total debt	$2,452.5	$2,373.7

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023 (in millions):

		Fair Value at
	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Cash equivalents
Money market funds	Level 1	$477.4	$524.4
Term deposits	Level 1	319.6	290.3
Commercial papers	Level 2	139.9	104.8

Short-term investments
Commercial papers	Level 2	55.8	—

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$16.8	$25.3
Derivative instruments - foreign currency derivative contracts	Level 2	3.4	4.3

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$5.9	$15.2

Accrued expenses and other current liabilities
Derivative instruments - interest rate swaps	Level 2	$0.4	$—
Derivative instruments - foreign currency derivative contracts	Level 2	$1.3	$0.9

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$4.9	$4.4

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2024	$66.8
Fair value adjustments based upon post-acquisition performance	(15.9)
Balance as of September 30, 2024	$50.9

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

NOTE 8.    COMMITMENTS AND CONTINGENCIES

In November 2013, the Company’s subsidiary, Playtika, Ltd., sent an initial demand letter to Enigmatus s.r.o., a game developer in the Czech Republic, which owns various U.S. trademark registrations that resemble the Company’s Sloto-formative trademark names, demanding that it cease use of the trademark Slotopoly. In response, Enigmatus s.r.o. asserted that it was the owner of the Sloto-formative trademarks and denied that its game title infringed upon the Company’s trademarks. Enigmatus s.r.o. applied to register one of the Company’s trademarks in the United Kingdom and European Union, and the Company successfully opposed its applications. In December 2016, Enigmatus s.r.o., filed a trademark infringement lawsuit, Enigmatus, s.r.o. v. Playtika LTD and Caesars Interactive Entertainment, Inc., against Playtika, Ltd. and Caesars Interactive Entertainment LLC in the Federal Court of Canada asserting that the Company’s use of the Slotomania trademarks violates its proprietary and trademark rights. The plaintiff sought injunctive relief and monetary damages. On May 17, 2024, the Company’s motion for summary trial was granted. However, the plaintiffs subsequently filed a notice of appeal. On October 4, 2024, the Court issued an order dismissing the plaintiff’s appeal and the Company considers this matter to be concluded.

On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. On September 15, 2022, in accordance with local rules of the Court, the Company and other defendants in the case filed a letter notifying the Court of defendants’ service upon plaintiffs of, among other things, a notice of motion to dismiss plaintiffs’ amended complaint and a memorandum of law in support of the defendants’ motion to dismiss plaintiffs’ amended complaint. On November 30, 2022, the Company filed with the Court a motion to dismiss. The Company’s motion to dismiss was granted with prejudice on March 18, 2024. However, on April 15, the plaintiffs filed a notice of appeal. The plaintiffs’ appeal has been briefed and is currently pending. As the Company is awaiting a ruling on the appeals process, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company has defended this case vigorously and will continue to do so.

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

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. A pre-trial hearing was held on May 4, 2023. The parties agreed to appoint a mediator to try and resolve the dispute. The first mediation meeting was held on August 16, 2023 and the second mediation meeting was held on January 7, 2024. The parties agreed upon a settlement which was published for review by certain third parties The Office of the Attorney General filed its position on the settlement on behalf of certain professional authorities noting certain concerns regarding the proposed settlement. A hearing on the settlement has been scheduled for December 15, 2024. The expected range of loss is not material to the Company’s financial statements as a whole. If a mediated resolution is not reached the Company will continue defending this case vigorously.

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

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. After the Company removed the case to the U.S. District Court for the Eastern District of Tennessee, plaintiff filed a motion to remand the case back to the Coffee County Circuit Court which the Company opposed. The Company also filed a motion to dismiss and a motion to compel arbitration. The U.S. District Court for the Eastern District of Tennessee issued an order to remand on September 26, 2024 and the Company has filed a petition to appeal the order. The other motions to dismiss and compel arbitration have been briefed and are currently pending. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

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

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit seeks to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief plaintiff is entitled to. The parties are negotiating a schedule for responsive briefing and have agreed, subject to court approval, to a response date of January 31, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

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

On June 1, 2024, the Company received pre-arbitration notices from a law firm purporting to represent 5,264 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful or that they otherwise have suffered harm for which recovery is available. On July 26, 2024, the law firm filed arbitration demands on behalf of 4,549 claimants. On September 13, 2024, the arbitrator requested that the Company waive certain dispute resolution provisions in its terms of service as a condition to its administering the arbitration. The Company declined to waive such provisions and, as a result, the arbitration was closed on October 3, 2024. On September 16, 2024, the Company received pre-arbitration notices from the same law firm purporting to represent an additional 2,560 claimants alleging the same claims as the other claimants. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On October 17, 2024, the Company received pre-arbitration notices from a different law firm purporting to represent 798 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful and that the claimants made purchases in the Company’s games which were the result of unfair and deceptive practices that violate consumer protection laws. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

NOTE 9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Geographic location
USA	$410.9	$433.9	$1,276.1	$1,348.1
EMEA	121.4	107.0	358.8	314.1
APAC	45.2	45.1	131.9	136.0
Other	43.3	44.1	132.2	130.9
Total	$620.8	$630.1	$1,899.0	$1,929.1

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Third-party platforms	$446.4	$469.1	$1,379.4	$1,451.3
Direct-to-consumer platforms	174.4	161.0	519.6	477.8
Total revenues	$620.8	$630.1	$1,899.0	$1,929.1
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	September 30, 2024	December 31, 2023
Accounts receivable	$159.6	$171.5
Contract assets (1)	10.3	12.5
Contract liabilities (2)	38.9	46.0
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three and nine months ended September 30, 2024, the Company recognized $6.7 million and $40.4 million, respectively, of its contract liabilities that were outstanding as of December 31, 2023.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 10.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	September 30, 2024	December 31, 2023
Israel	$86.9	$94.0
USA	59.7	64.8
Ukraine	16.9	21.8
Other	37.3	39.6
Total long-lived assets, net	$200.8	$220.2

NOTE 11.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$38.7	$39.4	$116.6	$114.5
Interest income	(18.4)	(11.9)	(45.1)	(31.3)
Foreign currency translation differences, net	13.0	(2.6)	5.4	(6.8)
Other	0.5	0.3	0.5	0.5
Total interest and other, net	$33.8	$25.2	$77.4	$76.9

NOTE 12.    INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
(in millions, except tax rate)	2024	2023	2024	2023
Income before income taxes	$63.7	$64.8	$258.9	$304.7
Provision for income taxes	$24.4	$26.9	$80.0	$107.0
Effective tax rate	38.3%	41.5%	30.9%	35.1%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2024 was primarily due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and non-deductible stock-based compensation expense, partially offset by a non-recurring favorable impact of reversal of accruals related to undistributed earnings. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2023 was primarily due to tax provisions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income.

NOTE 13.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2024	$(10.0)	$27.8	$2.8	$20.6
Other comprehensive income (loss) before reclassifications	(4.0)	14.5	(2.5)	8.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.2)	(0.1)	(6.3)
Balance as of March 31, 2024	(14.0)	36.1	0.2	22.3
Other comprehensive income (loss) before reclassifications	(1.5)	5.1	(3.5)	0.1
Amounts reclassified from accumulated other comprehensive income	—	(6.3)	1.4	(4.9)
Balance as of June 30, 2024	(15.5)	34.9	(1.9)	17.5
Other comprehensive income (loss) before reclassifications	7.4	(15.3)	4.0	(3.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.1)	(0.5)	(6.6)
Balance as of September 30, 2024	$(8.1)	$13.5	$1.6	$7.0

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2023	$(15.6)	$37.7	$(4.5)	$17.6
Other comprehensive income (loss) before reclassifications	3.1	(4.0)	(2.0)	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	2.4	(1.8)
Balance as of March 31, 2023	(12.5)	29.5	(4.1)	12.9
Other comprehensive income (loss) before reclassifications	(0.2)	20.5	(2.4)	17.9
Amounts reclassified from accumulated other comprehensive income	—	(5.5)	2.2	(3.3)
Balance as of June 30, 2023	(12.7)	44.5	(4.3)	27.5
Other comprehensive income (loss) before reclassifications	(4.1)	11.9	(6.7)	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.2)	2.1	(4.1)
Balance as of September 30, 2023	$(16.8)	$50.2	$(8.9)	$24.5

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(6.5)	$1.8	$(4.3)	$3.8
Foreign currency derivative contracts	0.7	(0.9)	(0.2)	(0.9)

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three and nine months ended September 30, 2024 and 2023.

NOTE 14.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$39.3	$37.9	$178.9	$197.7
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	372.2	366.7	371.4	365.8
Stock-based compensation awards	0.3	0.9	0.3	0.5
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	372.5	367.6	371.7	366.3
Net income per share, basic	$0.11	$0.10	$0.48	$0.54
Net income per share, diluted	$0.11	$0.10	$0.48	$0.54

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options	1.4	1.8	1.5	2.3
RSUs	12.0	9.9	17.3	10.9
Total	13.4	11.7	18.8	13.2

In addition, 1.5 million PSUs were excluded from the calculation of diluted net income per share for each of the three and nine months ended September 30, 2024 and 2.2 million PSUs were excluded from the calculation of diluted net income per share for each of the three and nine months ended September 30, 2023, because the minimum performance measures were not yet met.

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

Recent Events

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. While these war and conflicts have not had a direct material financial impact on the Company as of the date of this filing, the Company’s headquarters are located in Israel, and the Company employs approximately 1,040 professionals in Israel, including the majority of the Company’s senior leadership team. The Company is actively monitoring the developments in this geographic region.

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

Impairment charges

Impairment charges in 2024 reflect impairments related to our investments in unconsolidated entities. We hold certain equity investments in various unconsolidated entities that fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, we have elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Impairment charges in 2023 reflect charges recorded for the excess of the carrying amount over estimated fair value of our identifiable intangible assets

Interest and other, net

Our interest expense includes interest incurred under our December 2019 Credit Agreement, as amended, and amortization of deferred financing costs. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. We entered into multiple interest rate swap agreements in March 2021 and in January 2023, accumulating to a total notional amount of $1.0 billion, reducing our overall exposure to variable interest rates.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(in millions, except percentages, Average DPUs and ARPDAU)	(Unaudited)
Revenues	$620.8	$630.1	$1,899.0	$1,929.1
Total cost and expenses	$523.3	$540.1	$1,562.7	$1,547.5
Operating income	$97.5	$90.0	$336.3	$381.6
Net income	$39.3	$37.9	$178.9	$197.7
Credit Adjusted EBITDA	$197.2	$205.6	$573.8	$643.3

Non-financial performance metrics
Average DAUs	7.6	8.4	8.1	8.7
Average DPUs (in thousands)	301	299	303	311
Average Daily Payer Conversion	4.0%	3.6%	3.7%	3.6%
ARPDAU	$0.89	$0.81	$0.85	$0.81
Average MAUs	26.4	28.4	29.0	29.0

Comparison of the three and nine months ended September 30, 2024 versus the three nine months ended September 30, 2023

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(in millions)	(Unaudited)
Revenues	$620.8	$630.1	$1,899.0	$1,929.1
Cost of revenue	$168.1	$173.9	$513.3	$537.9
Research and development	99.2	102.2	306.7	304.9
Sales and marketing	149.9	142.8	509.7	427.7
General and administrative	76.8	79.6	196.7	225.7
Impairment charges	29.3	41.6	36.3	51.3
Total costs and expenses	$523.3	$540.1	$1,562.7	$1,547.5

Revenues

Revenues for the three and nine months ended September 30, 2024 decreased by $9.3 million and $30.1 million, respectively when compared with the comparable period of 2023. Incremental revenues from the acquired studios were more than offset by the decrease in revenues due to reduced monetization.

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2024 decreased by $5.8 million and $24.6 million, respectively, when compared with the comparable periods of 2023. The decreases in cost of revenue includes an approximate $7.5 million and $25.7 million decrease in platform fees, respectively, associated with reduced revenues and a greater percentage of revenue generated from our Direct-To-Consumer platforms for the three and nine months ended September 30, 2024, as well as a $1.2 million and $2.6 million decrease in depreciation and amortization expenses, respectively.

Research and development expenses

Research and development expenses for the three months ended September 30, 2024 decreased by $3.0 million and for the nine months ended September 30, 2024, increased by $1.8 million when compared with the comparable periods of 2023. Recent headcount reductions have reduced employee compensation costs, including decreased stock-based compensation expense, however, a significant decrease in research and development expenses has not occurred due to the shift in our workforce composition towards higher-cost locations, combined with merit-based compensation increases and an increased spend in outsourcing. These factors were offset by decreases in the amount of expenses capitalized as projects conclude.

Sales and marketing expenses

Sales and marketing expenses for the three and nine months ended September 30, 2024 increased by $7.1 million and $82.0 million, respectively, when compared with the comparable periods of 2023. The increases in sales and marketing expenses were due largely to increased media buy expenses driven by the acquisitions of InnPlay and Youda that were not present in the first half of 2023, accompanied by moderately higher media buy spending across the Company.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2024, decreased by $2.8 million and $29.0 million, respectively, when compared with the comparable period of 2023.

The decrease in general and administrative expenses for the nine months ended September 30, 2024 includes an adjustment to reduce expense by $16.2 million related to the change in fair value of the contingent consideration associated with the 2023 acquisition of InnPlay. Without the amendment to the Stock Purchase Agreement for InnPlay, the likelihood of InnPlay reaching the thresholds for payment of the contingent consideration would likely have been significantly lower.

In addition, the decreases in general and administrative expenses for the three and nine months ended September 30, 2024 includes an approximate $1.6 million and $20.9 million impact, respectively, of recent headcount reductions that reduced employee compensation costs, including decreased stock-based compensation expense.

Impairment charge

During the three and nine months ended September 30, 2024, we recorded an impairment charge of $29.3 million and $36.3 million, respectively, related to our investments in unconsolidated affiliates. During the three and nine months ended September 30, 2023, we recorded an impairment charge of $41.6 million related to the Redecor game title., Also included in the nine months ended September 30, 2023 is a $9.7 million write-off of JustPlay.LOL Ltd’s game title.

Other Factors Affecting Net Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(in millions)	(Unaudited)
Interest expense	$38.7	$39.4	$116.6	$114.5
Interest income	(18.4)	(11.9)	(45.1)	(31.3)
Foreign currency exchange, net	13.0	(2.6)	5.4	(6.8)
Other	0.5	0.3	0.5	0.5
Provision for income taxes	24.4	26.9	80.0	107.0
Interest

Interest expense for the three months ended September 30, 2024 was largely consistent with the same period of 2023. Interest expense for the nine months ended September 30, 2024 increased $2.1 million when compared with the same period of 2023 as a result of higher average interest rates on our variable rate debt.

Interest income for the three and nine months ended September 30, 2024 increased by $6.5 million and $13.8 million, respectively, when compared with the same period of 2023 as a result of higher balances held in interest bearing cash, cash equivalents and short-term investments, and higher average interest rates earned on those instruments, as well as the recognition of $3.5 million of income associated with a tax refund received in the third quarter of 2024.

Provision for income taxes

The effective income tax rate for the three months ended September 30, 2024 was 38.3% compared to 41.5% for the three months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was 30.9% compared to 35.1% for the nine months ended September 30, 2023. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2024 was primarily due to tax provisions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and non-deductible stock-based compensation expense, partially offset by a non-recurring favorable impact of reversal of accruals related to undistributed earnings. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2023 was primarily due to tax provisions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income.

Net income

Upon aggregating all of the components of our results of operations above, net income for the three and nine months ended September 30, 2024, increased $1.4 million and $18.8 million, respectively, when compared with the same periods of 2023.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$39.3	$37.9	$178.9	$197.7
Provision for income taxes	24.4	26.9	80.0	107.0
Interest expense and other, net	33.8	25.2	77.4	76.9
Depreciation and amortization	39.2	38.4	117.1	116.0
EBITDA	136.7	128.4	453.4	497.6
Stock-based compensation(1)	23.6	28.0	70.2	82.5
Impairment charge	29.3	41.6	36.3	51.3
Changes in estimated value of contingent consideration	(2.4)	—	(15.8)	—
Acquisition and related expenses(2)	7.0	5.6	9.7	8.7
Other items(3)	3.0	2.0	20.0	3.2
Credit Adjusted EBITDA	$197.2	$205.6	$573.8	$643.3
Net income margin	6.3%	6.0%	9.4%	10.2%
Credit Adjusted EBITDA margin	31.8%	32.6%	30.2%	33.3%
_______

(1)    Reflects, for all periods, stock-based compensation expense related to the issuance of equity awards to our employees.
(2)    Includes costs incurred to evaluate and pursue acquisition activities as well as costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    The amounts for the three and nine months ended September 30, 2024 consists primarily of $2.0 million and $16.7 million, respectively, incurred by the Company for severance. The amount for the nine months ended September 30, 2024 also includes $6.2 million for incurred by the Company related to restructuring activities. The amounts for the three and nine months ended September 30, 2023 consists primarily of $0.8 million and $1.5 million, respectively, incurred by the Company for severance and, for the three and nine months ended September 30, 2023, $1.0 million for tax assessment paid under protest.

Liquidity and Capital Resources

Capital spending

We incur capital expenditures in the normal course of business and perform ongoing enhancements and updates to our social and mobile games to maintain our quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by operating activities. We may also pursue acquisition opportunities for additional businesses or social or mobile games that meet our strategic and return on investment criteria. Capital needs are evaluated on an individual opportunity basis and may require significant capital commitments. Payments of initial consideration for the SuperPlay transaction will be made from cash on the balance sheet. Cash for earnout consideration to be paid in future years is expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional financing alternatives.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term investments, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents and short-term investments totaled $1,201.7 million and $1,029.7 million at September 30, 2024 and December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Nine months ended September 30,
	2024	2023
Net cash flows provided by operating activities	$337.0	$336.3
Net cash flows used in investing activities	(125.5)	(215.3)
Net cash flows used in financing activities	(96.1)	(12.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.3	0.8
Net change in cash, cash equivalents and restricted cash	$115.7	$109.7

Operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2024 was $337.0 million compared with $336.3 million for the same period of 2023. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the nine months ended September 30, 2024 was $125.5 million when compared with $215.3 million for the same period of 2023. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets and, in 2023, includes $160.6 million of cash outflow for a business acquisition.

Financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2024 was $96.1 million, compared with $12.1 million for the same period of 2023. Financing activity cash flows for the nine months ended September 30, 2024 primarily relates to a cash dividend paid, and in both 2024 and 2023 includes repayments on our bank borrowings.

Capital resources

We have a $1.9 billion senior secured first lien term loan (the “Term Loan”) and a $600 million revolving credit facility (the “Revolving Credit Facility”) (together, the “Credit Agreement”), maturing on March 11, 2028 and March 11, 2026, respectively. The Term Loan requires quarterly principal payments equal to 0.25% of the original aggregate principal amount of the Term Loan with balance due at maturity.

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

We had borrowings outstanding under our Term Loan with book values of $1,808.5 million and $1,822.8 million at September 30, 2024 and December 31, 2023, respectively, which were subject to a weighted average interest rate of 8.19% and 7.84% for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. There were no borrowings against our Revolving Credit Facility at September 30, 2024 or December 31, 2023.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.3 million over a twelve-month period, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our Credit Facilities will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. We are unable to estimate the impact on the fair value of our debt of a hypothetical 100 basis point increase or decrease in weighted average interest rates.

Investment risk

We had cash and cash equivalents including restricted cash totaling $1,147.4 million and $1,031.7 million as of September 30, 2024 and December 31, 2023, respectively. We also had short-term investments of $55.8 million as of September 30, 2024. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term investments primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 bps increase or decrease in interest rates would have an immaterial impact on fair value of our short-term investments as of September 30, 2024.

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

As of September 30, 2024, we had entered into derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN, at future dates. The approximate amount of hedges was equal to $200.4 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

In July 2024, the Company went live on a new general ledger software solution for certain of its legal entities. The Company expects the remaining entities to go live on this same solution between October 1, 2024 and January 1, 2025. There were no other changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2024,

Part II.        OTHER INFORMATION

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

While we maintain offices in the United States, we maintain offices and conduct significant operations in Israel, and most of our senior management is based in Israel. In addition, many of our employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. For example, the current political situation in Israel where the ruling parties are attempting to implement laws that essentially allow the parliament to enact laws that are preemptively immune to judicial review could adversely affect our business and results of operations. In addition, any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business and results of operations. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In addition, recent political uprisings and conflicts in various countries in the Middle East are affecting the political stability of those countries. In addition, the tensions between Israel and Iran and certain extremist groups in the region may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East, with limited exceptions. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could cause a significant disruption in our employees’ lives and possibly put their lives at risk, which would have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our results of operations, financial conditions or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

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
Dated as of November 7, 2024