Form 10-K
period 2024-12-31
Playtika Holding Corp.
filed 2025-02-27
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2024

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

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Select Market on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $569.6 million. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of February 24, 2025, the registrant had 375,320,819 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Playtika Holding Corp.’s 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

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
“Credit Agreement” means our Credit Agreement, dated as of December 10, 2019, by and among us, the lenders party thereto and UBS AG, Stamford Branch (as successor in interest to Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent and the other parties thereto, as amended, which includes the Credit Facilities, consisting of the Revolving Credit Facility and the Term Loan.
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
“Playtika,” the “Company,” “we,” “us” and “our” mean Playtika Holding Corp. and its subsidiaries.
“Playtika Holding UK” means Playtika Holding UK II Limited, a company formed under the laws of England and Wales, and a wholly owned subsidiary of Alpha Frontier Limited, a company formed under the laws of the Cayman Islands.
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
•risks related to our international operations and ownership, including our significant operations in Israel, and Ukraine and the fact that our controlling stockholder is a Chinese-owned company;
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

We are one of the world’s leading operators of mobile games creating fun, innovative experiences that entertain and engage our users. We have built best-in-class live game operations services and a proprietary technology platform to support our portfolio of games which enable us to drive strong user engagement and monetization. Our games are free-to-play, and we are experts in providing novel, curated in-game content and offers to our users, at optimal points in their game journeys. Our players love our games because they are fun, creative, engaging, and kept fresh through a release of new features that are customized for different player segments. As a result, we have retained paying users over long periods of time.

We have primarily grown our game portfolio through acquisitions. In certain acquisitions, we seek to enhance the scale and profitability of those games by leveraging our live operations services. By leveraging these operations, our game studios can dedicate a greater portion of their time to creating innovative content, features, and experiences for players. In other acquisitions, studios operate largely independently of these centralized functions, at least initially.

We have a powerful combination of scale and free cash flow. In the year ended December 31, 2024, we generated $2,549.3 million in revenues, net income of $162.2 million and $757.7 million in Credit Adjusted EBITDA, representing a net income margin of 6.4%, and a Credit Adjusted EBITDA margin of 29.7%.

We were founded in Israel in 2010, when we released our first game, Slotomania, which remains the second largest game in our portfolio based on revenues as of December 31, 2024. On January 15, 2021, we became a publicly traded company with our common stock traded on the Nasdaq Global Select Market under the ticker symbol “PLTK.”

Our Core Strengths

Portfolio of sustainable, top grossing games with a loyal user base

Our strategy is to focus on a portfolio of games that we believe have the potential for high revenues and longevity that we can continue to grow through our live operations expertise. Our goal is to create games that are highly engaging and foster social connection among our players. We build long-term, sustainable games by employing a combination of creative and technical staff that includes storytellers, coders, artists, and data-scientists.

We are experts in live operations

We run best-in-class live operations for our games, which drive the successful engagement and monetization of our users. Through our live operations, we actively manage and enhance players’ in-game experiences by analyzing individual gameplay and designing game experiences suited to user preferences. By delivering content, offers, and features to users at the right times during their gameplay, we drive paying user conversion, continued monetization, and long-term paying user retention. We provide our game studios with various technical functionalities and live operations services that help to enable our games to run at scale and rapidly incorporate the latest available functional enhancements.

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

Founder-led management team with longstanding tenure at Playtika

We are led by our visionary co-founder, Robert Antokol, who has managed Playtika since inception, transforming the Company from a small games business, through numerous acquisitions and steady organic growth, to become one of the largest mobile games platforms in the world. Further, most of our senior management team has been working with us in various capacities for a significant part of the Company’s history. Recently we restructured our management team to, among other things, remove the chief revenue officer position bringing the studios directly under the management of our chief executive officer, Mr. Antokol. While we have had significant changes and certain departures from our executive team in the past year, we believe that the overall makeup of our executive management team balances stability in our culture while embracing agility and a stronger than ever focus on strategic execution.

Successful track record of pursuing value accretive acquisitions

Our acquisition strategy is generally focused on identifying and acquiring games with broad appeal and scalable leadership potential in their genres. We maintain a highly disciplined approach to acquisitions and have a proven history of making acquisitions at attractive prices and achieving meaningful synergies.

Data-driven performance marketing capabilities drive our high-ROI user acquisition

Our performance marketing capabilities focus on cost-effectively acquiring users. Previously we leveraged a centralized marketing team to achieve efficiencies across our portfolio of games. However, with the recent restructuring of our management team, we have adopted a custom-tailored approach to marketing with certain studios having largely independent marketing functions that are better able to deploy strategies that are most effective for the particular studio. Our user acquisition strategy is centered on a payback period methodology and we optimize spend between the acquisition of new users and the reactivation of inactive players. Our Daily Payer Conversion increased from 3.6% in the year ended December 31, 2023, to 3.8% in the year ended December 31, 2024, and our ARPDAU increased from $0.81 in the year ended December 31, 2023, to $0.86 in the year ended December 31, 2024. In addition, our average DPUs remains at 0.31 million in both the years ended December 31, 2023 and 2024.

Our Live Operations Services

Since our founding, we have developed most of the core technical functionality and services that form the backbone to support our games. We have built these core technical functions and services, and created a scalable, proprietary technology platform that enhances our live operations services. Our platform is powered by Machine Learning Platform and artificial intelligence (“AI”) engines for various use-cases in marketing, games operations and monetization.

Our technology platform includes:

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

Our live operations services are constantly evolving as our culture of innovation and optimization allows us to share and implement improvements across our portfolio of games and game studios. Our proprietary technology allows us to analyze data across the full user lifecycle—from user acquisition, through monetization and retention—helping our studios make smarter decisions related to player engagement and monetization. We are able to use our scale to gain significant insight into the operations of our games and refine and implement effective strategies with respect to feature innovation, content cadence, loyalty rewards, game economies, and player segmentation.

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

Our Acquisitions Strategy

We maintain a highly disciplined approach to acquisitions and have a proven history of acquiring games and game studios at attractive prices and driving incremental stockholder value from those games. Over the past 13 years, we have successfully acquired a number of mobile games and studios, including SuperPlay (2024), InnPlay Studios (2023), Youda Games (2023), JustPlay (2022), Reworks (2021), Seriously (2019), Supertreat (2019), Wooga (2018), Jelly Button (2017), House of Fun (2014), World Series of Poker (2013) and Bingo Blitz (2012).

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
•Businesses and applications that enable us to further leverage our existing technology and capabilities to offer live-ops and monetization solutions to game developers; or
•Acquisitions of fast growing games in established genres that will enhance our growth profile.

In some acquisitions, we deploy our live operations services to enhance, where possible, the existing live operations capabilities and seek to integrate them into our technical infrastructure. Our geographic diversity allows us to integrate acquisition targets, especially studios located in Europe near our other studios and our headquarters in Israel. We consider acquisitions as a pivotal strategy for increasing our mobile game offerings and enhancing the diversity and strength of our portfolio.

As we continue to expand our portfolio through the acquisition of additional studios and the development of new games, we expect to incur increased operating expenses associated with games that are ~~still~~ in the early stages of their lifecycle. These games typically generate revenue at lower operating margins, which may dilute our overall operating margins during the period of development and ramp-up.

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

Payback period-oriented approach to user acquisition

Our disciplined user acquisition strategy is centered on a payback period approach, which focuses on user monetization efforts that recoups our marketing spend during a reasonable timeframe. We focus on efficiently acquiring users that can be active for long periods of time. We acquire users from more than 40 different sources, including mobile ad networks, search and social networks.

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

Our Portfolio of Games

Our portfolio includes 27 games, 14 of which we actively manage and promote, and our top ten games collectively represented 94.1% of our revenues for the year ended December 31, 2024. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. Our portfolio includes both casual and social casino-themed games. For the year ended December 31, 2024, our casual games generated 58.9% of our revenues, with our social casino-themed games accounting for the remaining 41.1%. Our two largest games, Slotomania and Bingo Blitz, generated approximately 45% of our revenues for the year ended December 31, 2024.

Overview of Top 10 Games

•Bingo Blitz is a bingo adventure where users progress through various levels in the theme of major global cities and are able to connect with others to earn virtual items and bonuses, including additional virtual coins and power-ups.
•Slotomania is a premier social slots game with an inventory of over 250 original slot games where players earn in-game virtual rewards and virtual coins and have the ability to purchase virtual items, including virtual coins, boosts and other items to further their progression and unlock more virtual rewards.
•Solitaire Grand Harvest modernizes the classic solitaire game by adding new elements and challenges.
•June’s Journey is a hidden object game that is set in the 1920’s, where players step into the role of amateur detective June Parker to investigate mysterious quests.
•House of Fun features an inventory of over 300 games, including a catalogue of uniquely themed games, with a standard leveling system where players earn virtual in-game items including virtual rewards, bonuses and coins progressing through various missions that are updated regularly.
•World Series of Poker is the official social app of the World Series of Poker and allows players to compete with friends and other players to win their own virtual World Series of Poker Bracelet.
•Caesars Slots features an inventory of over 200 slot games developed to have a look and feel similar to those played in casinos, including high roller lounges only accessible to those with a certain amount of virtual coins.
•Best Fiends is a classic match-3 game with RPG-like character development featuring an expansive story set in the mystical world of Minutia.
•Animals and Coins is a luck-battle game where players build and defend their treasure islands while collecting coins and raiding friends’ and other players’ bases to become ruler of the animal kingdom.
•Governor of Poker 3 is a multiplayer Texas hold’em game where players compete in various poker formats within a Wild West-themed setting.

*SuperPlay Ltd.’s games are not included in this list as the studio was acquired in November 2024. However, based on pro forma performance, Dice Dreams, SuperPlay Ltd.’s coin looter game, would have been in our top 10 by revenues for the year ended December 31, 2024.

Research and Development

Our research and design team has extensive expertise in creating new content and gameplay features as well as proprietary tools and systems to enable the efficient design, development and implementation of new content and features. We invest heavily in research and development, and, as of December 31, 2024, approximately 75% of our employees are employed in research and development, which enables us to consistently introduce updates and enhancements to our games, which we strive to do on an effective basis.

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

Intellectual Property

We consider our intellectual property rights, including our trademarks, copyrights, and trade secrets, in the aggregate, material to our business. We endeavor to protect our investment in our intellectual property by seeking protection in the jurisdictions where we do business, as appropriate. We generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our games. As of December 31, 2024, we owned approximately 1,162 registered trademarks in the United States, and approximately 1,145 registered trademarks in jurisdictions outside of the United States. Additionally, many of the feature elements of our games, including game characters, are subject to copyright protection.

In addition to the intellectual property that we own, we license certain intellectual property from third parties. For example, we license intellectual property related to our Caesars Slots and World Series of Poker games and have been granted an exclusive, worldwide and royalty-bearing license to certain intellectual property associated with World Series of Poker through September 23, 2031, and an exclusive, worldwide and royalty-bearing sublicense to certain trademarks and domain names associated with Caesars Slots through December 31, 2026. These licenses permit the development, design, manufacture, offering for sale, advertising, promotion, distribution, sale and use of Caesars Slots and World Series of Poker intellectual property in social and free-to-play games. More recently, in December 2024, we announced a license deal with IGT to license slot content for our slot-themed games. In addition, our newly acquired studio, SuperPlay, has entered into a licensed collaboration with Disney to create a new solitaire-themed game currently under development.

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

Some of our games are based upon traditional casino games, such as slots and poker. We believe that our games and game features do not constitute gambling and are intended for entertainment purposes only. Our games do not offer an opportunity to win real money. However, there is significant opposition in some jurisdictions to social gaming, including social casino gaming, and some jurisdictions have expressed concern that social casino games, in particular, present significant risks of encouraging gambling behavior especially with respect to children and people who already have gambling problems. Anti-gaming groups in several states and countries have specifically targeted social casino games, which could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino gaming specifically. For example, consumer protection laws such as Australia’s Guidelines for the Classification of Computer Games 2023, limit games containing ‘simulated gambling’ features to adults 18 and over. These types of opposition efforts could lead to a prohibition on social gaming or social casino gaming altogether, restrict our ability to advertise our games or substantially increase our costs to comply with regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business. Furthermore, in 2020 and 2021 plaintiffs in several U.S. states sued Apple, Google and Meta Platform (Facebook), alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social casino games, including certain of our social casino games. These lawsuits are still ongoing. We cannot predict the outcome of these lawsuits and these lawsuits, or similar suits in the future, could cause Google, Apple, Facebook, or other third-party platform providers to deny our social casino games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our business. In December 2023, the Company was informed that Google was beginning to enforce an existing Play Store policy banning simulated gambling apps in thirteen countries across the Middle East and Asia: Algeria, Iran, Jordan, Libya, Oman, Palestine, Qatar, Saudi Arabia, South Korea, Syria, Tunisia, the United Arab Emirates and Yemen. As a result, Google blocked Slotomania and Caesars Slots in December 2023 and World Series of Poker in January 2024 from these countries. Similarly, in January 2024, Indonesia’s Ministry of Communication and Information Technology reported that it had conducted a broad sweep of online gambling content on the Google and Apple platforms including non-gambling games that contained gambling-related elements. Shortly thereafter, Slotomania was blocked from the Google Play Store in Indonesia, although it has since been reinstated. We were also notified in December 2024 by a third party platform that it would be challenging the offering of social casino games on its platform in the State of Washington. While we currently only offer certain poker-themed titles through this platform, our business and operating results could be materially impaired if other platforms take similar actions in the State of Washington or in other jurisdictions. Although we have not experienced a material impact on our business, financial condition or results of operations due to limited revenues we currently have on the affected platform and in the affected jurisdictions, if our platform providers, particularly the iOS App Store, Facebook, of Google Play Store, take these actions in jurisdictions that are significant to our operations, it would be harmful to our business.

Additionally, the U.S. Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits were filed against other defendants, including us. In April 2018, a putative class action lawsuit was filed against us in federal district court, alleging substantially the same causes of action against our social casino games. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. High Five Games, a social casino game company that was also sued in federal district court for substantially the same causes of action, opted to continue litigation rather than settle following the Ninth Circuit’s ruling. After several years of legal proceedings, in September 2024, a court ruled that two of High Five Games’ slot-themed games constituted illegal gambling under Washington law. As a result, the company was ordered to pay $24.9 million. More recently, in August 2024, a class action lawsuit was filed in the state of Washington against Dream Games, the developer of the mobile game "Royal Match" alleging that their game violates Washington State gambling laws and consumer protection laws. The case is currently proceeding in court. See “Risk Factors— Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations” for more information. In January 2025, the WSGC issued a public memo referencing both the Ninth Circuit ruling and the High Five Games case. The memo warned that games of chance involving virtual currency are likely to be classified as illegal gambling under Washington law. It also encouraged companies offering virtual casino-style games to Washington residents to review their games and ensure compliance with state gambling regulation.

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

There has been an increasing focus on a mechanic widely used in the games industry know as ‘paid loot boxes’ (and sometime also ‘loot crates’ or ‘mystery prizes’). A paid loot box is a mechanic that provides a player with random in-game virtual items in exchange for real-world money or in-game virtual currency which itself has been purchased by real-world money. In most countries, it is now clear that loot boxes do not constitute gambling, because the items provided to a player have no real-world value. There are however a few exceptions – one recent example being in Austria, where a court ruled that loot boxes in FIFA Ultimate Team packs, constitute illegal gambling due to the existence of a secondary market for these virtual items. In any event, the use of paid loot boxes can result in an increasing burden of regulatory compliance and operation restrictions as a result of consumer and advertising laws and regulations, the requirements of platform owners (such as Apple and Google), and the introduction of industry standards and practices, such as the Game Industry Promotion Act in South Korea and the California Bill A.B. 2426, or the guiding principles published by the UK government in 2023 (the UK Principles). Although the UK Principles are currently only expressed as a set of industry guidelines, if the industry does not implement them, it is possible that legislation will be adopted to enforce these or similar guidelines. It is also possible that the EU, as part of its fitness check of EU consumer laws, and other parts of the world adopt similar guidelines or legislation, and developments of this kind could further restrict our business or negatively affect our revenues.

For additional information, please see the sections titled “Risk Factors—Risks Related to Our Business—Changes to digital platforms’ rules, including those relating to “loot boxes,” or the potential adoption of regulations or legislation impacting loot boxes, could require us to make changes to some of our games’ economies or design, which could negatively impact the monetization of these games reducing our revenues,” “Risk Factors—Risks Related to Our Business—Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations,” and “Risk Factors—Risks Related to Our Business—Legal and regulatory restrictions on the use of incentivized marketing may negatively impact our business or results of operations.”

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

For example, the European Union has adopted strict data privacy and security regulations. The European Union’s General Data Protection Regulation (“GDPR”) imposes strict requirements on controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. Further, we are required to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. There are currently a number of other proposals related to data privacy and security pending before several legislative and regulatory bodies in Europe. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications, or the e-Privacy Regulation, which is currently making its way through the European Union legislative process. European Union countries may also have their own data protection laws in addition to the GDPR.

Moreover, the scope of data privacy regulations worldwide continues to evolve. New, increasingly restrictive regulations are coming into force all around the world, such as in Australia (awaiting Royal ascent), China, Malaysia, Saudi Arabia and Brazil. Within the United States, California was the first state to enact comprehensive data privacy legislation via the California Consumer Privacy Act, or the CCPA and the California Privacy Rights Act, or the CPRA.

The effects of the CCPA and CPRA were significant and required, and could continue to require, us to modify our data, security, and marketing practices and policies, and to incur substantial costs and expenses in an ongoing effort to comply with these and other applicable data protection laws. The CCPA was only the beginning of a trend toward stringent state privacy legislation in the United States. States such as Colorado, Delaware, Iowa, Florida, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah and Virginia have already enacted similar legislation to the CCPA, and other states including Indiana, Kentucky, Maryland, Minnesota, Rhode Island and Tennessee have passed similar laws that are set to go into effect in the upcoming months and years. These laws could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities.

Globally there is significant focus on protecting children online and regulators worldwide such as the Information Commissioner’s Office in the U.K. and the Federal Trade Commission (FTC) in the U.S. have reinforced this priority. Jurisdictions around the world have implemented comprehensive frameworks to protect young users in digital spaces with particular emphasis on the need for age assurance, content moderation standards, a greater awareness of dark patterns targeting children, and enhanced transparency requirements. The FTC proposed updates to the existing Children's Online Privacy Protection Act (COPPA), and states have enacted their own laws and codes, focusing on consent requirements and limiting behavioral tracking and targeted advertising to minors. Federal bills like COPPA 2.0 and the Kids Online Safety Act (KOSA) have been proposed and aim to increase protections for minors' online data. In addition to evolving laws and codes, industry standards are evolving and advancing. This evolving area may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and impact business strategies and the availability of previously useful data.

We are also subject to a variety of other laws in the United States and other non-U.S. jurisdictions regarding data privacy, cybersecurity, and consumer protection, which are continuously evolving and developing, including, among others, the laws described above, online safety regulations such as the EU Digital Services Act, the UK Online Safety Act, and the Australia

Online Safety Act, competition laws such as the EU Digital Markets Act, consumer protection laws such as the EU’s New Deal for Consumers, whistleblowing laws, such as the EU Whistleblower Directive, and artificial intelligence regulations such as the EU Artificial Intelligence Act and the U.S. Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to additional data privacy, cybersecurity, and consumer protection laws and regulations in additional jurisdictions. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, modify our games, or block users from a particular jurisdiction, each of which would harm our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

For additional information, please see the section titled “Risk Factors—Risks Related to Our Information Technology and Data Security—Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our or our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business.”

Human Capital

As of December 31, 2024, we had approximately 3,500 employees. We believe our people are one of our most important assets and our key competitive advantage. We rely on our highly skilled, technically trained and creative employees with desirable skill sets, including game designers, engineers and project managers, to develop new technologies and create innovative games.

To win and keep our talented employees, we devote significant resources to identifying, hiring, integrating, developing careers and retaining these employees. We are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their multiple career goals and we encourage internal mobility aligned to our talents’ interests. Our managers and employees are asked to go through performance and development discussions twice a year, allowing us to identify and provide a range of tailor-made solutions to our Top-Talent population. We offer an array of career development services to our employees including instructor-led training, different online knowledge resources through our Playtika Academy program or external resources, and a full leadership development journey including mentoring opportunities. Further, we believe that our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance.

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

•actions of our majority shareholder or other third parties that influence us;
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

Our games are primarily accessed and operated through platforms operated by Apple, Facebook and Google. A significant number of the virtual items that we sell to paying players are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2024, 68.6% of our revenues were generated through the iOS App Store, Facebook, and Google Play Store. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

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
•the platforms change how the personal information of players is made available to developers or develop or expand their own competitive offerings and/or practices; or
•we are unable to comply with the platform providers’ terms of service.

If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions, or experienced issues with their features that permit our players to purchase virtual items. Additionally, we rely on third-party online payment service providers to process any payments generated on games accessed and operated on our own Direct-to-Consumer platforms. If any of these third-party service providers is unable to process payments, even for a short period of time, our business would be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we do not adhere to the terms and conditions of our platform providers, the platform providers may take actions to limit the operations of, suspend or remove our games from the platform, and/or we may be exposed to liability or litigation. As jurisdictions in which we operate and their regulatory bodies adopt or modify laws and regulations, our platform providers may adopt restrictive policies or take other adverse action against the Company and its games in connection with their interpretation and implementation of such laws and regulations. For example, in December 2023, the Company was informed that Google was beginning to enforce an existing Play Store policy banning simulated gambling apps in thirteen countries across the Middle East and Asia: Algeria, Iran, Jordan, Libya, Oman, Palestine, Qatar, Saudi Arabia, South Korea, Syria, Tunisia, the United Arab Emirates and Yemen. As a result, Google blocked Slotomania and Caesars Slots in December 2023 and World Series of Poker in January 2024 from these countries. Similarly, in January 2024, Indonesia’s Ministry of Communication and Information Technology reported that it had conducted a broad sweep of online gambling content on the Google and Apple platforms including non-gambling games that contained gambling-related elements. Shortly thereafter,

Slotomania was blocked from the Google Play Store in Indonesia, although it has since been reinstated. We were also notified in December 2024 by a third-party platform that it would be challenging the offering of social casino games on its platform in the State of Washington. While we currently only offer certain poker-themed titles through this platform, our business and operating results could be materially impaired if other platforms take similar actions in the State of Washington or in other jurisdictions. Although we are taking steps to oppose and try to reverse these types of actions and have not experienced a material impact on our business, financial condition or results of operations due to limited revenues we currently have on the affected platform or in the affected jurisdictions, if our platform providers, particularly the iOS App Store, Facebook, or Google Play Store, take these actions in jurisdictions that are significant to our operations, it would be harmful to our business.

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

Our business is dependent on the success of a limited number of games and on our ability to consistently enhance and improve upon games that achieve significant popularity. Historically, we have depended on such games for a majority of our revenues and we expect that this dependency will continue for the foreseeable future. For example, in each of the years ended December 31, 2024 and 2023, our top two games by revenue, Slotomania and Bingo Blitz, collectively generated approximately 45% and 46% of our revenues for each period, respectively. For a game to remain popular and to retain players, we must effectively enhance, expand and upgrade the game with new features, offers, and content that players find attractive. We may not be successful in these efforts, including not providing enough new features, offers and content or providing too many new features, offers and content. Each of our games requires significant product development, marketing and other resources to develop, launch and sustain popularity through regular upgrades, expansions and new content, and such costs on average have increased over time. Even with these investments, we may experience sudden declines in the popularity of any of our games and fluctuations in the number of daily average users and monthly average users. For example, revenues generated by Slotomania declined by approximately 9.5% in 2024 and 9.0% in 2023. A continued decline in Slotomania or a similar decline in any of our other top games would negatively impact our results of operations.

If we fail to attract and retain a significant number of new and existing players to our games or if we experience a reduction in the number of players of our most popular games or any other adverse developments relating to our most popular games occur, our market share and reputation could be harmed and there could be a material adverse effect on our business, financial condition and results of operations. Our average daily active users across our portfolio have declined by approximately 6.9% in 2024 and 7.4% in 2023. While the Company endeavors to attract and retain new and existing players, including by way of acquiring new titles and studios, we cannot assure that these efforts will be successful.

Shifts in the revenue mix between our games may adversely affect our margin profile.

Historically, our social casino games have generated higher margins than our casual games, primarily due to the higher utilization of our Direct-to-Consumer platforms among social casino game users compared to our casual game users. In addition, our recent casual game acquisitions, most notably SuperPlay Ltd., are earlier stage studios where the strategic focus is on growth over profitability.

As revenues from our social casino games such as Slotomania have either declined or failed to keep pace with revenues from our existing and newly acquired casual games, our Credit Adjusted EBITDA margin and net income margin have declined. Our Credit Adjusted EBITDA margin declined from 32.4% in 2023 to 29.7% in 2024 and our net income margin declined from 9.2% in 2023 to 6.4% in 2024. If our revenue mix continues to shift toward casual games and we are unable to mitigate the discrepancy in margin profiles, our Credit Adjusted EBITDA margin and net income margin could continue to decline.

Furthermore, our strategy includes acquiring early-stage companies that may be primarily focused on growth rather than profitability. These early-stage acquisitions, while potentially offering long-term growth opportunities, often contribute at least initially to lower margins with high levels of marketing and other operational costs relative to their revenues. Continued investment in early-stage companies may compound the downward pressure on our margin profile if our revenue mix continues to trend toward casual games.

A small percentage of total users have generated a majority of our revenues, and we may be unable to attract new paying or retain existing paying users and maintain their spending levels.

Revenues of free-to-play games typically rely on a small percentage of players who spend moderate or large amounts of money in games to receive special advantages, levels, access and other features, offers, or content. The vast majority of users play for free or only occasionally spend money in games. As a result, compared to all users who play our games in any period, only a small percentage of such users were paying users. For example, for the year ended December 31, 2024, our average Daily Payer Conversion was 3.8%. In addition, a large percentage of our revenues comes from a small subset of these paying users. Because many users do not generate revenues, and each paying user does not generate an equal amount of revenues, it is particularly important for us to retain the small percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our games and could have a material adverse effect on our business, financial condition and results of operations.

We invest in new user acquisition and on monetization strategies to convert users to paying users, retain our existing paying users and maintain or increase the spending levels of our paying users. As competition for user attention and acquisition intensifies and privacy rules impacting these activities continue to evolve, the effectiveness of our user acquisition activities may go down, and the cost of those activities may increase. If our investments on new user acquisition and monetization strategies do not produce the desired results, we may fail to attract, retain or monetize users and may experience a decrease in spending levels of existing paying users, any of which would result in lower revenues for our games and could have a material adverse effect on our business, financial condition and results of operations.

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

Our games are available to players for free, and we generate nearly all of our revenues from the sale of virtual items when players make voluntary in-game purchases. For example, for the years ended December 31, 2024 and 2023, we derived 98.4% of our revenues from in-game purchases.

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

Unrelated third parties have developed, and may continue to develop, “cheats” or guides that enable players to advance in our games or result in other types of malfunction, which could reduce the demand for in-game virtual items. In particular, for our games where players play against each other, such as our World Series of Poker game, there is a higher risk that these “cheats” will enable players to obtain unfair advantages over those players who play fairly, and harm the experience of those players. Additionally, these unrelated third parties may attempt to scam our players with fake offers for virtual items or other game benefits. We have also seen unauthorized third-party apps that serve as cheat guides for games such as Bingo Blitz which may be used by players to compromise or impair our game economies. These scams may harm the experience of our players, disrupt the economies of our games and reduce the demand for our virtual items, which may result in increased costs to combat such programs and scams, a loss of revenues from the sale of virtual items and a loss of players. As a result, players may have a negative gaming experience and be less likely to spend money in the games, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to make acquisitions and integrate any acquired businesses successfully could limit our growth or disrupt our plans and operations.

Historically, a significant portion of our growth has been as a result of our acquisition of complementary studios and games, rather than in-house development, including our acquisition of Wooga GmbH, or Wooga, in 2018, Supertreat GmbH, or Supertreat, in 2019, Seriously Holding Corp., or Seriously, in 2019, Reworks Oy, or Reworks, in 2021, JustPlay.LOL, or JustPlay, in 2022, the Youda Games’ card game portfolio in 2023, G.S InnPlay Labs Ltd. in 2023, and our largest acquisition to date, SuperPlay Ltd. in 2024. While we anticipate that acquisitions will continue to be an important source of growth in the future, our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify quality games, applications and businesses and complete commercially viable acquisitions. We cannot assure you that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to successfully grow through these types of transactions also depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

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
•adverse impacts on our overall margins, particularly with respect to acquisitions of earlier stage companies where the strategic focus is on growth over profitability;
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

If we are unable to identify suitable target businesses, technologies or products, or if we are unable to integrate any acquired businesses, technologies and products effectively, our business, financial condition and results of operations could be materially and adversely affected, and we can provide no assurances that we will be able to adequately supplement any such inability to successfully acquire and integrate with organic growth. Also, while we employ several different methodologies to assess potential business opportunities, the businesses we may acquire may not meet or exceed our expectations. For example, our recently acquired studio, SuperPlay Ltd., has a history of incurring net losses as it is in its early stages and is prioritizing increased revenue and growth in the business. SuperPlay Ltd., incurred net losses of $114 million in 2024. If revenue growth at SuperPlay Ltd. does not increase enough to offset costs, including marketing expenses, our results of operations will be harmed.

We operate in a highly competitive industry with low barriers to entry, and our success depends on our ability to effectively compete.

The mobile gaming industry is a rapidly evolving industry with low barriers to entry, and we expect more companies to enter the industry and a wider range of competing games to be introduced. As a result, we are dependent on our ability to successfully compete against a large and growing number of industry participants. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical and other resources. In particular, certain competitors of our social casino slot games also provide real money gambling offerings which may give them an advantage in recognizable slot content. Internationally, local competitors may have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages we do not offer. In addition, the market for our games is characterized by rapid technological developments, frequent launches of new games and enhancements to current games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences. Our competitors may adapt to an emerging technology or business model more quickly or effectively, developing products and games or business models that are technologically superior to ours, more appealing to consumers, or both. The emergence of “sweepstake casino” games which mimic social casino games but incorporate sweepstakes as a primary user acquisition and monetization tool in the game could pose a competitive threat to our social casino games and harm our results of operations.

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

Additionally, if our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. For example, Apple developed its own video game subscription service, Apple Arcade, which may compete further with our games. Netflix, a relatively new entrant in the gaming market, has expanded its offerings by including a growing library of mobile games as part of its subscription service. With its expansive customer base and vast resources, Netflix could pose a material competitive threat to the Company’s business. Increased competition and success of other brands, genres, business models and games could result in, among other things, a loss of players, or negatively impact our ability to acquire new players cost-effectively, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are a highly leveraged company. In March 2021, we entered into a $1,900.0 million senior secured first lien term loan, which we refer to herein as the Term Loan. We also issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (our “Notes”) in a private offering pursuant to an indenture dated March 11, 2021 (the “Indenture”). As of December 31, 2024, we had $2,428.8 million aggregate principal amount of outstanding indebtedness, in addition to $600.0 million available for borrowing under a $600.0 million senior secured revolving credit facility, which we refer to herein as the Revolving Credit Facility. For the year ended December 31, 2024, we made net principal payments of $23.8 million and paid $146.6 million for interest (net of hedges). The Credit Facilities were provided pursuant to a credit agreement, which we refer to herein as the Credit Agreement, dated as of December 10, 2019 and amended on March 11, 2021, by and among us, the lenders party thereto and UBS AG, Stamford Branch (as successor in interest to Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent, and the other parties thereto, as amended.

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

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the Indenture. If new indebtedness is added to our current debt levels, the related risks described above could intensify. Additionally, the Term Loan matures in March 2028, the Revolving Credit Facility matures in March 2026 and the Notes mature in March 2029. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Agreement or from new indebtedness in an amount sufficient to enable us to pay or refinance our indebtedness or to fund our other liquidity needs. For example, in connection with the acquisition of SuperPlay, Ltd., the Company agreed to make future earnout payments of up to $1.250 billion, in the aggregate, based on the achievement of certain gross revenue growth and Adjusted EBITDA targets during the calendar years 2025, 2026 and 2027, in each case, payable following the end of the applicable measurement period. Depending on the level of earnout achievement, if the earnout payments dramatically exceed our estimates of such payments, it is possible that the Company’s cash flows and available cash will be insufficient to fund these obligations, particularly if we are unable to refinance the Revolving Credit Facility before it matures in March 2026.

Accordingly, we expect that we will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness at comparable interest rates, on commercially reasonable terms or at all. If such refinancing indebtedness is not available at interest rates comparable to our existing indebtedness our interest expense could materially increase, which would have a negative impact on our results of operations. If we cannot timely refinance our indebtedness, we may have to take actions such as issuing additional equity and reducing, delaying or foregoing capital expenditures, strategic acquisitions and investments. We cannot assure you that any such actions, if necessary, could be implemented on commercially reasonable terms or at all.

Our ability to successfully attract in-game advertisers depends on our ability to design an attractive advertising model that retains players.

While the vast majority of our revenues are generated by in-game purchases, a portion of our revenues are generated from the sale of in-game advertisements. For example, for the years ended December 31, 2024 and 2023, we derived 1.6% of our revenues from in-game advertising. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. Alternatively, if our advertising inventory is unavailable and the demand exceeds the supply, this limits our ability to generate further revenues from in-game advertising, particularly during peak hours and in key geographies. Further, a full inventory may divert advertisers from seeking to obtain advertising inventory from us in the future, and thus deprive us of potential future in-game advertising revenues. This could have a material adverse effect on our reputation and our business, financial condition and results of operations.

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

Apple’s and Google’s terms of service require publishers of applications that include “loot boxes” to disclose the odds of receiving each type of item within each loot box to customers prior to purchase. Loot boxes are a commonly used monetization technique in free-to-play mobile games in which a player can acquire a virtual loot box, but the player does not know which virtual item(s) he or she will receive (which may be a common, rare or extremely rare item, and may be a duplicate of an item the player already has in his or her inventory) until the loot box is opened. The player will always receive one or more virtual items when he or she opens the loot box.

Each of Apple, Google and Facebook are defendants in class action lawsuits alleging, among other things, that social casino games offered through their respective platforms constitute illegal gambling and in addition to seeking monetary damages, the plaintiffs are also seeking that the platforms remove access to the social casino games. These litigations are still ongoing.

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

In addition, there are numerous ongoing academic, political and regulatory discussions in the United States, Europe, Australia and other jurisdictions regarding whether certain game mechanics, such as loot boxes, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. Additionally, loot box game mechanics continue to be the subject of increased focus since the Federal Trade Commission, or FTC, released a staff perspective highlighting issues raised at a public workshop on loot boxes, which encouraged the industry to continue efforts to provide clear and meaningful information to consumers about in-game loot box and related microtransactions. The FTC continues to monitor developments surrounding loot boxes and may take steps to prevent what it views as unfair or deceptive practices. For example, the FTC recently announced a major enforcement action against a game developer for the sale of loot boxes to children and teens without verifiable parental consent. The complaint was settled with the developer having to, among other things, agree to enter into a ten-year compliance monitoring program and pay a fine of $20 million. Previously, the United Kingdom’s Department for Digital, Culture, Media and Sport launched a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior in connection with the UK government’s review of the 2005 Gambling Act (the principal gambling regulation in the United Kingdom), and politicians have cited loot boxes as an example of recent technology innovation where government regulation is needed. Subsequently, the UK government issued a conclusion to the call for evidence and while it did not call for paid loot boxes to be deemed gambling, it called for companies within the industry to engage in self-regulation, including taking actions to protect children and their ability to access and purchase loot boxes. As a result, the trade body, UK Interactive Entertainment, published industry guiding principles on loot boxes which were designed to address the concerns raised by the government. Similar activity relating to loot boxes has also occurred elsewhere in the EU. For instance, the Dutch courts initially ruled FIFA loot boxes violated gambling laws, but the highest court overturned the ruling in 2022. Since 2023, the Dutch Minister of Economic Affairs has pushed for an EU-wide ban on loot boxes, reaffirming in 2024 his intent to include it in the Digital Fairness Act. The Digital Fairness Act will focus on strengthening consumer protections including in regard to the use of dark patterns with the first set of proposals under the Act expected to be released by end of 2025 or early 2026. In February 2023, an Austrian court ruled that loot boxes in FIFA Ultimate Team packs constitute illegal gambling due to the existence of a secondary market for these virtual items. The court deemed this secondary market activity as giving the loot boxes a financial value, in combination with these randomized reward mechanisms, fulfilling a key criterion for gambling under the Austrian law.

It is possible that other courts or regulatory agencies could adopt similarly broad definitions of prize, as has been the case in Belgium. See “Business—Government Regulation.” In Australia, the Guidelines for the Classification of Computer Games 2023 limit games containing ‘simulated gambling’ features to adults 18 and over, and require games that do not contain simulated gambling, but which contain loot boxes, to be rated M (Mature), meaning they are only suitable for players aged 15 and over. For legislation regarding protection of minors, see “Risk Factors— Risks Related to Our Information Technology and Data Security.” Data privacy and security laws and regulations in the jurisdictions in which we do business continue to increase the cost of our operations and could subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our platform and service providers’ actual or perceived failure to comply with these laws and regulations could also harm our business.

In some of our games, certain mechanics may be deemed to be loot boxes. Various jurisdictions have established regulations regarding these mechanics. For instance, the UK Principles, and South Korea's Game Industry Promotion Act, mandate that we disclose the odds and the presence of loot boxes in our games. New regulations by the FTC, U.S. states or other international jurisdictions, which may vary significantly across jurisdictions and which we may be required to comply with, could require that these game mechanics be modified or removed from games, increase the costs of operating our games due to disclosure or other regulatory requirements, impact player engagement and monetization, or otherwise harm our business performance. It is difficult to predict how existing or new laws may be applied to these or similar game mechanics. If we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our games, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business, financial condition or results of operations.

Legal or regulatory restrictions could adversely impact our business and limit the growth of our operations.

There is significant opposition in some jurisdictions to social gaming, including social casino games. The World Health Organization includes “gaming disorder” as an International Classification of Diseases, defining the disorder as a pattern of behavior characterized by impaired control over gaming and an increase in the priority of gaming over other interests and daily activities. Some states or countries have anti-gaming groups that specifically target social casino games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino games specifically. These could result in a prohibition on interactive social gaming or social casino games altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business.

The U.S. Court of Appeals for the Ninth Circuit decided that a social casino game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits and arbitration proceedings have been filed against other defendants, including us. For example, in April 2018, a putative class action lawsuit was filed in federal district court alleging substantially the same causes of action against our social casino games. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. High Five Games, a social casino game company that was also sued in federal district court for substantially the same causes of action, opted to continue litigation rather than settle following the Ninth Circuit’s ruling. After several years of legal proceedings, in September 2024, a court ruled that two of High Five Games’ slot-themed games constituted illegal gambling under Washington law. As a result, the company was ordered to pay $24.9 million in February 2025. In January 2025, the Washington State Gambling Commission (WSGC) issued a public memo referencing both the Ninth Circuit ruling and the High Five Games case. The memo warned that games of chance involving virtual currency are likely to be classified as illegal gambling under Washington law. It also encouraged companies offering virtual casino-style games to Washington residents to review their games and ensure compliance with state gambling regulations.

In addition, on May 17, 2022, a motion for approval of a class action lawsuit was filed in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (PGI) alleging that certain of the Company’s slot, poker and solitaire-themed games constitute illegal gambling and are misleading under Israeli consumer protection laws, seeking damages of NIS 50 million. In the United States, two lawsuits were filed against us in 2023 in Alabama and Tennessee and one lawsuit was filed against us in 2024 in Kentucky, all alleging that our social casino-themed games constitute illegal gambling under applicable state laws and seeking to recover amounts paid by the residents of the applicable state in connection with such games. In addition, we received seven demands for arbitration in late 2022 and early 2023 and two demands for mass arbitration in 2024, all alleging, among other things, that our games constitute illegal gambling under applicable state law. See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Business—Legal Proceedings.”

In 2018, sixteen gambling regulators signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino gaming. The regulators committed to work together to analyze the characteristics of video games and social gaming, and to engage in an informed dialogue with the video game and social gaming industries to ensure the appropriate and efficient implementation of applicable laws and regulations. The regulators also indicated they would work closely with their consumer protection enforcement agencies. In 2019, the regulators presented their conclusions and encouraged national consumer protection authorities to continue to be involved in the debate over the blurring of lines between gambling and video game products, while recognizing that ultimately whether these activities trigger the implementation of gambling regulation would depend on each nation’s gambling definition. Many other similar cases have been filed in the United States related to allegations regarding legality of loot boxes and purported gambling within video games products. For example, since 2020, there have been many cases filed against social casino game developers, or our third-party platform providers, alleging that social casino games violate various state’s gambling laws, including cases in California, Washington, Mississippi, Alabama, Connecticut, Georgia, New York, Tennessee, Kentucky, Ohio and New Mexico.

More recently, in August 2024, a class action complaint was filed in the State of Washington against Dream Games, the developer of the mobile game “Royal Match”, alleging that its game violates Washington State gambling laws and consumer protection laws. Generally, in the past, illegal gambling lawsuits in the games industry have focused on certain genres such as slots, poker, bingo, and card games. The inclusion of a “Match 3” puzzle game such as “Royal Match” in these legal actions represents an expansion of these types of cases and, if this expansion continues, could materially adversely impact our casual games and our results of operations.

We cannot predict the likelihood, timing, scope or terms of any actions taken by any regulatory body, nor can we predict the outcome of any litigation arising, as a result of any such action.

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

We cannot predict the likelihood, timing or scope of any of these concerns reaching a level that will impact our business, or whether we would suffer any adverse impacts to our results of operations, cash flows and financial condition.

Additionally, new laws and regulations, or new interpretations or applications of existing laws and regulations in a manner inconsistent with our practices, have restricted, and may continue to restrict, our games, limit our ability to pursue certain business models, require us to incur substantial costs, expose us to civil or criminal liability, or cause us to change our business practices. These laws and regulations are evolving and involve matters relating to our business, including, among others, online safety regulations such as the EU Digital Services Act, requiring a yearly transparency report, the UK Online Safety Act, requiring all in scope services to complete, at least once a year, a number of risk assessments, and the Australia Online Safety Act, competition laws such as the EU Digital Markets Act, consumer protection laws such as Australia’s Guidelines for the Classification of Computer Games 2023, the EU’s New Deal for Consumers, EU’s Digital Fairness Act, advertising laws such as the UK’s CAP Code and whistleblowing laws, such as the EU Whistleblower Directive, and artificial intelligence regulations such as the EU Artificial Intelligence Act and the U.S. Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which could result in monetary penalties and create a range of new compliance obligations.

Legal and regulatory restrictions on the use of incentivized marketing may negatively impact our business or results of operations.

Within the mobile games industry there has been an increase in recent years in the use of a user acquisition channel called incentivized marketing. Incentivized marketing offers generally involve third-party marketing companies promoting mobile games and offering an incentive to the players, such as gift cards or real money or in-app currency, for certain actions, such as downloading a game, completing consumer surveys or reaching certain milestones in a game. We have recently increased the use of incentivized marketing and, in 2024, this channel accounted for over fifty percent of the user acquisition activity within certain of our games. Incentivized marketing is also used heavily by our recently acquired subsidiary, SuperPlay Ltd.

While we believe our use of incentivized marketing to be a legally permissible promotional activity, if the use of incentivized marketing were deemed to affect the legality of our games, we may be required to restructure our marketing activities in a manner that could impair our revenues or reduce the effectiveness of our marketing expenses. We may also be subject to enforcement actions by federal or state regulators, as well as private litigation, which could materially affect our business and results of operations.

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

See “Business—Legal Proceedings.” Any litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

Furthermore, our games may be implicated in lawsuits where we are not the named defendants. For example, plaintiffs in several U.S. states have previously sued Apple and/or Google alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social casino games, including certain of our social casino games. The issue continues to be litigated and these lawsuits, or similar suits in the future, could cause Google, Apple, or other third-party platform providers to deny our social casino games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our results of operations, cash flows, or financial condition.

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

Although we have players across the globe, we derive a significant portion of our revenues from a limited number of countries and are dependent on access to those markets. For example, for the year ended December 31, 2024, 66.7% of our revenues were derived from users located in the United States and 94.5% from users located in the United States, Canada, Europe and Australia. Our ability to retain paying players depends on our success in these geographies, and if we were to lose access to these markets or experience a decline in players in these geographies for any reason, it would have a material adverse effect on our business, financial condition and results of operations.

If general economic conditions decline, demand for our games could decline. In addition, our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which could negatively impact our business.

In-game purchases involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of games and services like ours, during periods in which favorable economic conditions prevail. As a result, our games may be sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our marketing and promotional expenses, in an effort to offset that reduction, and could negatively impact our business. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, pandemics, terrorism, transportation disruptions, climate change or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by unemployment, higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Moreover, during periods of increased inflation, such as the one that began in mid-2021, rising costs for essentials like gasoline, home heating and cooling fuels, housing and groceries, are likely to reduce household spending on the types of discretionary entertainment we offer and may limit our ability to forecast future demand for our games. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels and decreased spending on our games, and could adversely impact our results of operations, cash flows and financial condition. The Company’s total revenues declined by 0.7% during 2024, with revenues from our social casino games portfolio declining by 5.6%. In particular, total revenues from Slotomania declined by 9.5% during 2024 which we believe to have underperformed other top social casino games over the same period. If the larger mobile games industry or other subsets of that industry in which we operate, such as social casino games, decline or continue to decline and our revenues decline or continue to decline faster than the industry, it could have a material adverse effect on our business, financial condition and results of operations.

Our systems and operations are vulnerable to damage or interruption from natural disasters, power losses, telecommunications failures, cyber-attacks, terrorist attacks, acts of war, human errors, break-ins and similar events.

We have in the past and may continue to experience disruption as a result of catastrophic events. For example, we previously maintained offices in Crimea, but were forced to close and relocate our personnel in Crimea as a result of Crimea’s annexation by Russia in 2014. In addition, we previously maintained a development center in Belarus but decided to close and relocate our personnel in Belarus due to the challenging operating environment caused by sanctions and export controls that resulted from the Russian invasion of Ukraine in 2022. Additionally, our primary offices are located in Israel and we have a large office in Ukraine, and are therefore subject to a heightened risk of military and political instability. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the ongoing war in Israel.” For more information on risks related to our operations in Ukraine, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine, Georgia or Romania.”

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

We primarily rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative content for our games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with several other game companies increases, we may incur significant expenses in continuing this practice. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. In addition, the Company has experienced several rounds of layoffs in the recent past which could negatively affect its reputation and its ability to recruit new employees in the future. Any future layoffs could similarly harm the Company’s reputation and hinder its recruitment efforts.

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

In May 2024, as part of a restructuring of the Company’s management structure, we eliminated the chief revenue officer and chief operating officer positions and replaced our chief technology officer. Although these changes were made to improve the Company’s performance, it is possible that the change to the makeup of the management team and the loss of three individuals with long tenures at the Company could have a material adverse effect on our business, financial condition and results of operations.

In addition, our games are created, developed, enhanced and supported in our in-house game studios. The loss of key game studio personnel, including members of management as well as key engineering, game development, artists, product, marketing and sales personnel, could disrupt our current games, delay new game development or game enhancements, and decrease player retention, which could have a material adverse effect on our business, financial condition and results of operation.

Additionally, a significant portion of our key roles are based in Israel. The mobile games industry in Israel is relatively small, leading to high competition for skilled professionals. We cannot guarantee we can consistently attract the necessary personnel to maintain our competitive position. In particular, we expect to face significant competition from other companies in hiring such personnel, which may force us to seek and recruit well-qualified staff in multiple international jurisdictions. Furthermore, our competitors may lure away our existing personnel by offering them employment terms that our personnel view as more favorable. As we mature, the incentives to attract, retain and motivate our staff provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. In addition, disputes with employees or works council or other campaigns involving our employees could adversely affect our business. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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

Although we experienced strong growth in prior years, our growth rate moderated in 2022 and our revenue has experienced declines in recent years, with total revenues down 1.9% year-over-year in 2023 and down 0.7% year-over-year in 2024. As we continue to operate and work to grow our business, our revenue growth rates may decline or our revenue may decline compared to prior fiscal years due to a number of reasons, which may include a decrease in the growth of our overall market or market saturation, slowing demand for our games, our inability to continue to acquire games or game studios, and our inability to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption, such as those related to global conflicts or public health crises such as the COVID-19 pandemic and related government responses thereto.

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

Based on our current plans and market conditions, we believe that cash flows generated from our operations, together with the cash on our balance sheet and the borrowing capacity under our Revolving Credit Facility, will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. It is important to note, however, that our Revolving Credit Facility expires in March 2026 and, if we are unable to refinance or extend our Revolving Credit Facility, it is possible that we will not have adequate cash to make the earnout payments from the acquisition of SuperPlay Ltd., particularly if the earnout payments dramatically exceed our estimates of the earnout payments. We also intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies, or if we decide to return free cash flow to shareholders as we did, for example, through the $600 million self-tender in the fall of 2022, through the payment of dividends or through the repurchase of our stock. Accordingly, we may need to engage in equity or debt financings in addition to our Revolving Credit Facility to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

In June 2024, our general liability carrier declined to renew our policy due to cited industry concerns. Although we were able to obtain replacement coverage on comparable terms, it is possible that additional insurance carriers would decide not to insure mobile games companies or significantly increase the costs for insurance to companies in our business

Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

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

We believe that our Israeli subsidiaries are eligible for certain tax benefits provided to a Preferred Technology Enterprise (PTE) under the Israeli Law for the Encouragement of Capital Investments, 1959, or the Investment Law, including, inter alia, a reduced corporate tax rate on Israeli preferred technology taxable income, as defined in the Investment Law and its regulations. In order to remain eligible for the tax benefits under the PTE regime, our Israeli subsidiaries must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If our Israeli subsidiaries were to fail to continue to meet such conditions, then our Israeli subsidiaries would not be eligible for such tax benefits and our Israeli taxable income would be subject to regular Israeli corporate tax rates. Additionally, if our Israeli subsidiaries increase their activities outside of Israel through acquisitions, their expanded activities might not be eligible for inclusion in future Israeli tax benefit programs which could increase our costs and taxes.

The Company believes that it is reasonably possible that the total amount of tax benefits that we are not able to recognize may increase significantly as a result of the open examination in Israel for the tax years ended 2017 through 2021. Should those tax positions not be fully sustained under examination, an acceleration of material income taxes payable, including interest and penalties, could occur. As a result, cash required for payments of income taxes, interest and penalties could be material in the period in which such determination is made. In addition, if such tax positions are not fully sustained, it could have an impact on our ability to take advantage of certain tax benefits associated with the PTE regime in the future. We are currently disputing warrants issued from the Israel Tax Authority with respect to tax year 2017 and assessments issued from the Israel Tax Authority with respect to tax year 2018 relating to the PTE regime. In addition, the Israel Tax Authority is currently examining tax years 2019 through 2021. We are also currently disputing a $3.6 million deficit notice relating to the purchase of a private aircraft we received from the Israel Airports Authority. See “Business—Legal Proceedings.” We are

unable to predict the ultimate outcome of resolution of these disputes, and it is possible that they could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in future periods.

Our effective tax rate for 2024 was 42.2% compared with 40.1% for 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Taxes on Income.” In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. Taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations in response to, among other things, evolving global tax landscapes. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

Transfer pricing adjustments by tax authorities, potential double taxation in multiple jurisdictions and tax treaty uncertainties could materially affect our financial condition, effective tax rate, future profitability and results of operations.

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

Operational shifts to Israel could trigger tax liabilities that materially affect our financial condition and results of operations.

As part of our business operations, we may from time-to-time shift some of our oversight functions from other countries to Israel. For example, we gradually transferred certain oversight functions from Finland to Israel after our acquisition of the Seriously studio. This operational change may be considered a deemed transfer of assets under the Finnish tax regulations and may trigger unexpected tax liabilities. As a result, the Seriously studio assets were ultimately sold to Playtika Ltd., our subsidiary in Israel. Additionally, in February 2024 the Finnish Tax authorities have initiated a transfer pricing audit of our business. The outcome of this audit is uncertain and may result in additional tax assessments, penalties, or interest, which may have a material adverse effect on our financial condition and results of operations. If we continue to make similar operational shifts in the future, we may face comparable risks, potentially leading to further tax liabilities that could adversely impact our financial condition and results of operations.

Global tax reform initiatives that impose a global tax on multinational enterprises, could materially affect our financial condition, effective tax rate, long-term tax planning, future profitability and results of operations

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profits Shifting Project that would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. The Pillar One framework allows countries to reallocate a portion of residual profits earned by multinational enterprises (“MNEs”), with an annual global turnover exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. The Pillar Two Global Anti-Base Erosion (“GLOBE”) framework generally requires MNEs with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. The GLOBE framework applies through an income inclusion rule (“IIR”) and an undertaxed payments rule (“UTPR”) that work together to ensure a minimum level of tax in each jurisdiction in which a MNE operates. However, Transitional Country-by-Country Reporting (“CBCR”) Safe Harbor rules effective for years 2024-2026 were additionally implemented to limit the full application of the GLOBE framework if certain CBCR Safe

Harbor thresholds are met. Further, countries can enact their own qualified domestic minimum top up tax (“QDMTT”) in order to limit the application of an IIR or UTPR to their domestic income. IIRs and QDMTTs are effective for the Company beginning in 2024 in some, but not all, of the jurisdictions in which the Company operates. The UTPR is expected to be effective for the Company beginning in 2025, which could subject the Company’s worldwide profits to a minimum level of tax regardless of whether the country in which the Company earned the income has adopted the GLOBE rules. The European Union (EU) Member States and the UK have enacted legislation to implement the EU's Pillar Two Directive. The EU and UK effective dates are January 1, 2024 and January 1, 2025, for the IIR and UTPR regimes, respectively. A significant number of other countries, including Israel, are expected to also implement similar legislation with varying effective dates in the future. The Company continues to evaluate the potential impact on future periods of the Pillar Two Framework, including evaluating OECD guidance related to the GLOBE rules and pending legislative adoption by additional countries as the impact of the framework is dependent on the extent of which jurisdictions adopt and when, and the resulting inter-jurisdictional interplay. At this time, we are unable to predict if and how these legislative changes will be enacted into law, and it is possible that they could have a material effect on our corporate tax liability and our global effective tax rate.

Tax law changes on R&D expenses could have a material impact on our financial condition, results of operations and cash flows in future periods.

Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, R&D expenses are required to be capitalized and amortized for tax purposes, which has delayed the deductibility of these expenses and increased the amount of cash taxes we paid during the years ended December 31, 2024, 2023, and 2022. We expect to recover these expenses in subsequent years such that the increased cash outlay is temporary. In the future, among other things, Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the capitalization requirement, possibly with retroactive effect, and/or the IRS may issue guidance on the currently enacted tax law which differs from our interpretation. It is possible that the enactment of new legislation and/or issuance of IRS guidance could have a material effect on our financial condition, results of operations and cash flows.

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

As of December 31, 2024, we have net operating loss carryforwards in certain jurisdictions, including Israel, Finland, and the U.S of $293.2 million, $40.5 million, and $8.4 million, respectively. The net operating losses in Israel and the U.S. are carried forward indefinitely. The net operating losses in Finland expire from 2031 through 2034. We believe it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized and as such, we have provided a valuation allowance on $105.7 million of net operating losses.

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

A significant portion of our operations are outside of the United States, including our principal executive offices in Israel and a large development center in Ukraine. We also operated a development center in Belarus which we recently decided to close and relocate our personnel due to the challenging operating environment caused by sanctions and export controls that resulted from the Russian invasion of Ukraine in 2022. In addition, we generate a significant portion of our revenues from operations outside of the United States. For each of the years ended December 31, 2024 and 2023, we derived approximately 33.3% and 30.8%, respectively, of our revenues from sales to players outside of the United States. Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including:

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

Additionally, while we maintain offices in the United States, most of our senior management and employees are located in our international offices, including our offices in Israel, Ukraine and Romania, which subject us to added business, political and economic risks. As of December 31, 2024, we had operations in Austria, Finland, Georgia, Germany, India, Israel, Netherlands, Poland, Romania, Spain, Ukraine, the United Kingdom and the United States. We have in the past and may continue to experience disruption as a result of catastrophic events in the countries in which we operate. For example, in addition to the recent closure of our development center in Belarus, we previously maintained a small office in Crimea, which we were forced to close and relocate as a result of Crimea’s annexation by Russia in 2014. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the ongoing war in Israel.” For more information on risks related to our operations in Belarus, Ukraine, Georgia and Romania, see “—Our operations may be adversely affected by ongoing developments in Belarus, Ukraine, Georgia or Romania.”

We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the ongoing war in Israel.

While we maintain offices in the United States, we maintain offices and conduct significant operations in Israel, and most of our senior management is based in Israel. In addition, many of our employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. For example, prior to the Hamas attack in October 2023, the political situation in Israel was marked by a judicial reform initiated by the ruling parties attempting to implement laws that essentially allow the parliament to enact laws that are preemptively immune to judicial review. The remaining uncertainty surrounding these proposed changes has created a volatile environment which could adversely affect our business and results of operations. In addition, any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business and results of operations. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as terrorist acts committed within Israel by hostile elements. In addition, recent political uprisings and conflicts in various countries in the Middle East are affecting the political stability of those countries. In addition, the tensions between Israel and Iran and certain extremist groups in the region may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East, with limited exceptions. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could cause a significant disruption in our employees’ lives and possibly put their lives at risk, which would have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our results of operations, financial conditions or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. While Israel and Hamas agreed to a 42-day ceasefire on January 17, 2025, its continuation remains uncertain, and war may resume. A separate ceasefire between Israel and Lebanon was reached on November 27, 2024. However, the situation in the region remains volatile and the possibility of renewed conflicts persist. We cannot predict the outcome of developments in the war in Israel or the reaction to such developments by other countries or international authorities particularly as the conflict has triggered diplomatic rifts and protests around the world. An escalation or continuation of the conflict could result in additional military reserve duty call-ups, damage to infrastructure in Israel and other ramifications that could have a material adverse effect on our operations.

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

In addition, post-employment restrictive covenants, barring certain exceptions, are not enforceable in certain U.S. states in which we operate, including California, which may create similar risks of competition. Two of our executive officers, including our President and Chief Financial Officer, are located in California. Our non-competition agreements with such officers expired at the end of 2024 and we currently do not have employment agreements with such officers. The absence of employment agreements with these officers could create competition retention risks, potentially disrupting our operations and negatively impacting our business.

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

The Company and its Israeli subsidiaries have elected to include their Israeli employees under Section 14 of the Severance Pay Law, or Section 14. Section 14 entitles these employees to monthly deposits with third-party insurance companies and pension funds, at a rate of 8.33% of their monthly salary. In two cases, the Company and the employee have agreed to a salary lower than their actual monthly salary for purposes of Section 14. These payments release the Company from future obligations under the Israeli Severance Pay Law for all employees, other than the aforementioned two employees. Accordingly, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Company’s consolidated balance sheet.

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

Our operations may be adversely affected by ongoing developments in Belarus, Ukraine, Georgia or Romania.

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

Belarus

The political, civil and security situation in Belarus cannot be accurately predicted. In February 2022, Russian military personnel stationed in Belarus participated in the Russian invasion of Ukraine. Since then, Belarus has been reported to be involved with and provide support to Russian efforts in Ukraine. In response, the United States, the European Union and other countries imposed sanctions against multiple individuals and entities in Belarus. In January 2023, Belarus adopted legislation that allows it to replace management of Belarusian entities with foreign shareholders and seize their property Due to the challenging operating environment caused by the regional instability and the sanctions and export controls imposed after the Russian invasion of Ukraine, we decided to close our operations and relocate our personnel in Belarus. Although we no longer have an office in Belarus as of December 31, 2024 and our Belarusian entity was dissolved in January 2025, our past activity in Belarus and any remaining connections to Belarus could subject us to adverse impacts from the economic, political and legal developments in Belarus.

Ukraine

The political, civil and security situation in Ukraine cannot be accurately predicted since the Russian military invasion in February 2022. Ukraine’s political activities remain fluid and beyond our control. Following the invasion and Russia's subsequent occupation of the Donetsk, Luhansk, Kherson, and Zaporizhzhia regions of Ukraine, the United States and the European Community have imposed economic sanctions on Russia. The United States, EU, UK, Canada and Japan have imposed sanctions against and export controls involving Russia, and other potential retaliatory measures could be taken by the United States and other countries. We cannot predict the outcome of developments in Ukraine or the reaction to such developments by the United States, European, U.N. or other international authorities. While we continue to monitor the situation in Ukraine closely, any prolonged or expanded unrest, military activities, or sanctions, should they be implemented, could have a material adverse effect on our operations. We have significant research and development centers in Ukraine and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Ukraine.

Georgia

The political situation in Georgia cannot be accurately predicted. The October 2024 elections, won by the pro-Russian party Georgian Dream (GD), have not been recognized as legitimate by the European Union or the United States. Following the elections, the GD Prime Minister announced a halt to Georgia's EU accession process until at least 2028. This decision has sparked significant protests, which have been met with force, leading to a post-electoral crisis. In response, the US, UK, and EU have suspended program support and imposed sanctions on Georgian officials for human rights violations and undermining democracy. These sanctions target specific officials rather than broader sectors. While Georgia does not currently support Russia in the war against Ukraine, potential sanctions could be imposed for reasons such as fraudulent elections, undermining democracy, and aiding Russia in evading sanctions. We contract with a third party that supplies us contractors who are physically located in Georgia and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Georgia.

Romania

The current political environment in Romania is dynamic and may become unstable. Marcel Ciolacu, the current Prime Minister, has been in office since June 2023. The years leading up to his tenure were characterized by instability in the country's political leadership. This instability was driven by internal tensions within coalition governments and frequent no-confidence motions, resulting in numerous Prime Ministers serving for less than a year. We cannot predict if political stability will hold, but if instability continues, our operations in Romania may be adversely affected by sudden changes in government policies, regulatory frameworks, and economic conditions, which could pose risks to our business performance and strategic. Separately, on-going recent military conflict in Ukraine has resulted in a negative impact in the region, affecting Romania’s political and economic outlook. Romania has a significant land border with Ukraine and, as a result, ongoing instability or military conflicts in Ukraine could have a significant and adverse effect on Romania’s economic and financial stability either directly or indirectly as a result of sanctions. We have a significant research and development center and a customer service center in Romania and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Romania.

Any disruption to our operations in Ukraine, Georgia or Romania may be prolonged and require us to reevaluate our operations in those countries, which may be more expensive and harm our business.

Our business may be affected by sanctions, export controls and similar measures targeting Russia and Belarus as well as other responses to Russia’s invasion of Ukraine.

As a result of Russian invasion of Ukraine in 2022, governmental authorities in the United States, the European Union and the United Kingdom, among others, have launched numerous sanctions and export control measures. These measures, initially implemented in 2022, have been expanded and strengthened over time, including:

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

Certain of our games are currently available in Russia although we no longer support, update or promote them in Russia. While we believe that the presence of our game in Russia complies with all applicable laws, sanctions and export regulations can be complex, frequently evolving and subject to interpretation by authorities. For example, the ownership structure of certain Russian platforms is not always transparent and can make determinations around the applicability of sanctions to transactions with these platforms difficult. If a governmental authority determines that the offering of our games in Russia constitutes a violation of sanctions laws or regulations, potential consequences could include financial penalties, operational restrictions, reputational harm, and, in severe cases, criminal liability.

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

In addition, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, are incurred outside the United States and denominated in foreign currencies. We also incur lease costs and certain other operating expenses in foreign currencies. These expenses are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions with respect to Israeli shekel (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”) in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into additional hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Yuzhu Shi is a Chinese national and Giant is a Chinese company that indirectly controls our controlling stockholder, Playtika Holding UK. For so long as a Chinese individual or company continues to exercise majority voting control over us, changes in U.S. and Chinese laws in the future may make it more difficult for us to operate as a publicly traded company in the United States.

Future developments in U.S. and Chinese laws may restrict our ability or willingness to operate as a publicly traded company in the United States for so long as Yuzhu Shi, who is a Chinese national, and Giant, which is a Chinese company, or other Chinese investors, continue to beneficially own a significant percentage of our outstanding shares of common stock. The relations between China and the United States are constantly changing. During his first term, President Donald J. Trump issued a memorandum directing the President’s Working Group on Financial Markets to convene to discuss the risks faced by U.S. investors in Chinese companies and issued several executive orders restricting the operations of Chinese companies, such as the company that owns TikTok, in the United States. Additionally, in late 2020, the federal government passed legislation, such as the Holding Foreign Companies Accountable Act, intended to protect American investments in Chinese companies and has proposed additional legislation intended to enhance the ability of American companies and technology to compete with Chinese technology. In March 2024, Congress passed the Protecting Americans from Foreign Adversary Controlled Applications Act which effectively required the ban or divestment of TikTok by its Chinese shareholder by January 19, 2025. Although President Donald Trump issued an executive order granting TikTok a 75-day extension to address regulatory concerns, relations between China and the U.S. continue to be complex and uncertain. Former President Joseph R. Biden issued executive orders barring American investment into certain Chinese companies and initiating national security reviews of software applications linked to foreign adversaries such as China, and the U.S. government has sanctioned numerous Chinese nationals and added Chinese companies to the Department of Commerce Entity List. The Chinese government has taken similar measures, including passing the Anti-Foreign Sanctions Law and imposing sanctions on American nationals and organizations. In addition, various equity-based research organizations have published reports on Chinese companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. While we are not a Chinese company, any similar scrutiny of us, regardless of its merit, could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects. Additionally, should we be the subject of or indirectly covered by new legislation or executive orders addressed at protecting American investments in Chinese or Chinese-owned companies, our revenues and profitability would be materially reduced and our business and results of operations would be seriously harmed.

Yuzhu Shi controls us through his indirect interest in Playtika Holding UK II Limited and its ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

As of December 31, 2024, Yuzhu Shi controls shares representing a majority of our combined voting power through his indirect interest in Playtika Holding UK II Limited, or Playtika Holding UK and its affiliates. As long as Yuzhu Shi continues to control shares representing a majority of our voting power, he will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors (unless supermajority approval of such matter is required by applicable law and our amended and restated certificate of incorporation). In the ordinary course of his business activities, Yuzhu Shi may engage in activities where his interests may not be the same as, or may conflict with, the interests of our other stockholders. Even if Yuzhu Shi were to control less than a majority of our voting power, he may be able to influence the outcome of corporate actions so long as he controls a significant portion of our voting power. For example, as we previously disclosed in June 2021, Yuzhu Shi and certain affiliates of Yuzhu Shi entered into an agreement that, if consummated, would have entitled Giant Network Group Co. Ltd., or Giant, a publicly traded company on the Shenzhen Stock Exchange, to be transferred beneficial ownership of certain shares of ours currently owned by Mr. Shi and his affiliates, the result of which would have been that Giant would control the voting power of the shares of our common stock and would permit Giant to consolidate us for accounting purposes. Had that transaction been consummated, Giant informed us that they would have been required to obtain the approval of its board of directors for substantially all potential acquisitions by it or its consolidated subsidiaries, including acquisitions by us, and, in certain cases, approval from Giant’s stockholders, which could have created potential conflicts between Yuzhu Shi’s affiliates and us on our acquisition strategies.

Further, Giant informed us that had the transaction been consummated, substantially all derivative transactions and other extraordinary transactions undertaken by Playtika would need to be approved by Giant’s board of directors. While that transaction was abandoned, Mr. Shi and his affiliates may, in his and their discretion, seek to consummate similar transactions in the future, and we would not be able to prevent such transactions from being consummated. In addition, Mr. Shi and his affiliates have in the past informed the Company of certain ongoing liquidity needs that could drive a desire or need to engage in certain transactions that affect the Company, including through the potential sale of shares in the Company. In January 2022, Mr. Shi and his affiliates announced that they were exploring a sale of approximately 15-25% of the Company’s outstanding shares. As a result, the Company formed a special committee of the board of directors to evaluate strategic alternatives for the Company. Although the strategic alternatives process has since been terminated, one result of that process was the Company’s self-tender offer to repurchase up to $600 million in shares of its common stock which was consummated in the fall of 2022. The self-tender is an example of a transaction that the Company entered into at least in part due to Mr. Shi’s need for liquidity. In addition, in September 2024, Mr. Shi announced that Playtika Holding UK had entered into pledge agreements pursuant to which Playtika Holding UK pledged almost 200,000,000 shares of our common stock to secure certain loan obligations. Playtika Holding UK also recently sold over 2,500,000 shares of our common stock in a series of transactions in November and December 2024. It is possible that Mr. Shi’s liquidity needs give rise to other Company transactions in the future, including transactions where Mr. Shi’s interests may not be the same as, or may conflict with, the interests of our other stockholders.

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

For so long as Giant retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States, or CFIUS. As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018, or FIRRMA, and recently further enhanced by the Final Rule issued in November 2024. These regulations include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. The final regulations issued in November 2024 have increased the maximum civil monetary penalties for violations and expanded the circumstances under which penalties may be imposed, including for material misstatements or omissions outside of a review or investigation. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” The 2024 regulations also allow CFIUS to request and compel information from transaction parties and other persons, and to impose timelines for responses to risk mitigation proposals, further enhancing CFIUS's ability to monitor and enforce compliance with its regulations. If such future regulations impose additional burdens on acquisition and investment activities involving China and Chinese investor-controlled entities, our ability to consummate transactions falling within CFIUS’s jurisdiction that might otherwise be beneficial to us and our stockholders would be hindered.

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

The scope of data privacy and security regulations worldwide continues to evolve. While the European Union’s General Data Protection Regulation (GDPR) has been a significant piece of legislation, it is no longer the principal legislation relating to personal data. We believe that the adoption of increasingly restrictive regulations in this area is likely within the United States and other jurisdictions. For example, California enacted the California Consumer Privacy Act (“CCPA”), which gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Since the CCPA, was enacted, as of the end of 2024, 19 other U.S. states have enacted consumer data privacy laws, and the effects of these state laws are significant and have required, and could continue to require, us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, there currently are a number of additional proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies and there appears to be a trend towards more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, there continues to be expansions of privacy laws and guidance worldwide. For instance, the California Privacy Rights Act, or CPRA, significantly expanded the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creating a new entity, the California Privacy Protection Agency, to implement and enforce the law. Various U.S. states’ privacy laws including in Indiana, Kentucky, Maryland, Minnesota, Rhode Island, and Tennessee are also due to go into effect in 2025 and 2026. Data Protection legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Further, the European Union has adopted comprehensive data privacy and security regulations. The GDPR imposes strict requirements on controllers and processors of personal data in the European Economic Area, or EEA, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. The GDPR created compliance obligations applicable to our business and some of our players, which could require us to self-determine how to interpret and implement these obligations, change our business practices and expose us to lawsuits (including class action or similar representative lawsuits) by consumers or consumer organizations for alleged breach of data protection laws. The GDPR increases financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). The United Kingdom operates a separate but similar regime to the European Union that allows for fines of up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. EU countries may also have their own data protections laws in addition to the GDPR. Further, we are required to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. These laws and regulations lead to additional costs and increase our overall risk exposure.

In recent years, the United States and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the European Union, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted in May 2018 (alongside the GDPR), it is still going through the European legislative process. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions for business-to-business communications and significantly increases fining powers to the same levels as the GDPR. Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them. Additionally, some states in the U.S. have wiretapping type laws, for instance the California Invasion of Privacy Act ("CIPA"), which plaintiffs’ lawyers have recently begun applying to online data collection via cookies and similar technologies, with some courts claiming such practices constitute illegal eavesdropping without consent. CIPA requires "opt-in" consent, making it difficult to argue consent was given without mechanisms like opt in cookie banners. These laws are separate from state privacy laws like the CCPA or CPRA, and despite being drafted before the internet era, are being applied to online activities by certain plaintiffs' lawyers, which potentially pose a risk to online businesses like us.

Israel also has data protection laws and regulations, including the Israeli Protection of Privacy Law, 5741-1981, or the PPL. The PPL imposes certain obligations on the owners of databases containing personal data, including, e.g., a requirement to register databases with certain characteristics, an obligation to notify data subjects of the purposes for which their personal data is collected and processed and of the disclosure of such data to third parties, a requirement to respond to certain requests from data subjects to access, rectify, and/or delete personal data relating to them and an obligation to maintain the security of personal data. In addition, the Protection of Privacy Regulations (Data Security), 5777-2017, imposes comprehensive data security requirements on the processing of personal data. The Protection of Privacy Regulations (Transfer of Data to Overseas Databases), 5761-2001, further impose certain conditions on cross-border transfers of personal data from databases in Israel. A significant amendment to the PPL was recently enacted and will take effect in August 2025. This amendment enhances the enforcement authority of the Israeli data protection regulator, expands the provisions in the law which can be subject to statutory damages, and introduces new obligations on organizations, including for example the mandatory appointment of a Data Protection Officer (DPO) in certain circumstances.

Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions. Additionally, the Israel Privacy Protection Authority, or the Privacy Protection Authority, may issue a public statement that an entity violated the PPL, and such a determination could potentially be used against such entity in civil litigation. The Israeli Ministry of Justice has also introduced further expected amendments to the PPL designed, among other things, to enhance the Privacy Protection Authority’s investigative and enforcement powers (including powers to impose fines) and to broaden data subject rights.

Other examples of evolving data privacy and security regulations around the world include the Indian draft Digital Personal Data Protection Rules which is open for public comment at present and the recently enacted Personal Data Protection Bill in Indonesia.

Regarding transfers to the United States of personal data (as such term is used in the GDPR and applicable EU member state legislation) about our staff, European users, and other third parties, we utilize certain standard contractual clauses approved by the EU Commission (the SCCs). The SCCs and other cross-border data transfer mechanisms have been the subject of legal challenges and regulatory scrutiny in the past and may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. Revised SCC’s are anticipated in 2025 whereby we may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we face the potential for regulators to apply different standards to the transfer of personal data from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries), and to block, or require verification of measures taken with respect to, certain data flows from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries). We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient transfer mechanisms (including the EU-U.S. Privacy Shield and/or contractual protections) for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR, Swiss privacy laws, and UK privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, or the United Kingdom and increase our costs and/or impact our games or other offerings. We may face a risk of enforcement actions by data protection authorities in the European Economic Area, Switzerland and the United Kingdom relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations.

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

While most of our games do not target children under 18 years of age as their audience, the FTC, as well as consumer organizations, may consider that the characteristics of several of our games attract children under 13 years of age. The U.S. Children’s Online Privacy Protection Act, or COPPA, regulates the collection, use and disclosure of personal information from children under 13 years of age. The FTC has taken action against other gaming companies relating to children’s’ privacy, for example, Epic Games, the maker of the popular game Fortnite, agreed to pay a $275 million fine for alleged violations of COPPA as well as take other corrective actions. Recently, the FTC announced a major enforcement action against a game developer for the sale of loot boxes to children and teens without verifiable parental consent. The complaint was settled with the developer having to, among other things, agree to enter into a ten-year compliance monitoring program and pay a fine of $20 million. Although we have taken measures to identify which of our games may be subject to COPPA and to comply with COPPA with respect to those games, if COPPA were to apply to us in a manner other than we have assessed or prepared for, our actual or alleged failure to comply with COPPA may increase our costs, subject us to expensive and distracting lawsuits or government investigations, could result in substantial fines or civil damages and could cause us to temporarily or permanently discontinue certain games or certain features and functions in games.

These laws around children’s privacy continue to evolve globally. For example, in the US, the FTC has recently proposed updates to COPPA and there have been federal proposals for new bills such as the Children and Teens’ Online Privacy Protection Act (COPPA 2.0) and the Kids Online Safety Act (KOSA). At the state level, states have enacted their own laws and codes such as California’s recently enacted Age-Appropriate Design Code Act. The United Kingdom enacted the “Age Appropriate Design Code” (commonly referred to as the “Children’s Code”), a statutory code of practice pursuant to the United Kingdom Data Protection Act 2018. The code requires online services, including our games that are likely to be accessed by children under 18, to put the best interests of the child’s privacy first in the design, development and data-related behavior of the game. The UK government has also introduced legislation in relation to user safety online - the Online Safety Act 2023. The Data Protection Commission in Ireland published its Fundamentals for a Child-Oriented Approach to Data Processing, introducing certain child-specific data protection measures. It is possible that other countries within and outside the European Union will follow with their own codes or guidance documents relating to processing personal information from children or in relation to online harms; currently, other countries are considering or have issued drafts of similar codes, including: Denmark, Switzerland and multiple U.S. Federal and State bills such as COPPA 2.0 and KOSA. These may result in substantial costs and may necessitate changes to our business practices which may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.

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

In addition, we cannot assure you that we will be able to maintain consumer value in our trademarks, copyrights or other intellectual property rights in our technologies, designs, software and innovations, and the measures we take to protect our intellectual property rights may not provide us with a competitive advantage. If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends, which could result in competitive harm. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and Caesars Entertainment, Inc. (CIE) regarding our use of the Slotomania trademarks. Additionally, in October 2020, a patent infringement claim, NEXRF Corp. v. Playtika Ltd., Playtika Holding Corp. and Caesars Interactive Entertainment LLC, was filed against Playtika Holding Corp., Playtika Ltd., our subsidiary, and CIE in U.S. District Court, District of Nevada alleging infringement of certain patents related to plaintiff’s games. Although both of these matters were ultimately dismissed in our favor, it is possible that future infringement claims could require us to pay damages or other costs or impose restrictions on certain actions such as the marketing of certain products or use of certain intellectual property rights.

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful.

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

In the future, we may make claims of infringement against third parties or make claims that third-party intellectual property rights are invalid or unenforceable. These claims could:

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

We license certain intellectual property rights from third parties, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. For example, we license intellectual property rights related to our Caesars Slots and World Series of Poker games from CIE and NSUS Group Inc., respectively. Combined revenues derived from these games accounted for 11.6% and 12.7% of our revenues in each of the years ended December, 2024 and 2023, respectively. More recently, in December 2024, we announced a license deal with IGT for slot content for our slot-themed games. We may license additional intellectual property in the future which may be material to our business. Even if games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing licenses or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

NSUS Group has granted us an exclusive, worldwide and royalty-bearing license to certain intellectual property associated with World Series of Poker through September 23, 2031, and CIE granted us an exclusive, worldwide and royalty-bearing sublicense to certain trademarks and domain names associated with Caesars Slots through December 31, 2026. The trademarks and domain names associated with Caesars Slots were licensed to CIE from Caesars Entertainment Operating Company, Inc., or CEOC, and certain of its affiliates. These licenses permit the development, design, manufacture, offering for sale, advertising, promotion, distribution, sale, and use of Caesars Slots and World Series of Poker games for social gaming. The Caesars Slots license includes non-competition provisions that prevent us from entering into marketing arrangements with other casino companies. Increased competition for licenses may lead to larger guarantees, advances and royalties that we must pay to our licensors when the terms of such licenses expire, which could significantly increase our cost of revenue and cash usage. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new games or to continue to offer our current games, which would materially harm our business, results of operations and financial condition. If we breach our obligations under existing or future licenses, we may be required to pay damages and our licensors might have the right to terminate the license or change an exclusive license to a non-exclusive license. Termination by a licensor would cause us to lose valuable rights and could inhibit our ability to commercialize future games, which would harm our business, results of operations and financial condition. In addition, certain intellectual property rights may be licensed to us on a non-exclusive basis. The owners of nonexclusively licensed intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property rights that have not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property rights or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

We use open source software in connection with our technology and games. The original developers of the open source code generally provide no warranties on such code and open source software may have unknown bugs, malfunctions and other security vulnerabilities which could impact the performance and information security of our technology. Some open source software licenses require those who distribute open source software as part of their proprietary software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. From time to time, we may face claims from the copyright holders of open source software alleging copyright infringement and breach of contract for failure to meet the open source license terms, such as the failure to publicly disclose our proprietary code that is a derivative work of the open source software. Additionally, the copyright holders of open source software could demand release of the source code of any of our proprietary code that is a derivative work of the open source software, or otherwise seek to enforce, have us specifically perform, or recover damages for the alleged infringement or breach of, the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our games. The terms of various open source licenses have been interpreted by courts to a very limited extent, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions, obligations or restrictions on our use of the open source software. We monitor our use of open source software and try to use open source software in a manner that complies with the terms of the open source licenses while at the same time not requiring the disclosure of the source code of our proprietary software. Our failure to comply with the terms of the open source licenses could require us to replace certain code used in our games, pay a royalty or license fee to use some open source code, make the source code of our games publicly available, pay damages for copyright infringement or breach of contract of open source licenses, or temporarily or permanently discontinue certain games. The above risks could have a material adverse effect on our competitive position, business, reputation, legal exposures, financial condition, results of operations, and prospects.

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

We cannot assure you that our business activities and games will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We have in the past and may in the future be subject to litigation alleging that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors, non-practicing entities and former employers of our personnel. For example, in December 2016, a trademark infringement lawsuit was filed in Canadian court by Enigmatus s.r.o. against Playtika Ltd. and CIE regarding our use of the Slotomania trademarks. In addition, on October 26, 2020, a patent infringement lawsuit was filed in the U.S. District Court, District of Nevada against Playtika Holding Corp., Playtika Ltd. and CIE regarding our use of certain patents related to certain of the defendant’s games. Although both of these claims were ultimately dismissed in our favor, a successful claim of infringement by a third party against us, our games or one of our licensees in connection with the use of our technologies, game mechanics or procedures, or an unsuccessful claim of infringement made by us against a third party or its products or games, could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

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

General Risks

The price of our common stock is volatile and may fluctuate substantially.

The market price of our common stock has been volatile since our initial public offering in January 2021, with a low of $6.25 and high of $36.06. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

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
•actions of our stockholders, including our majority stockholder Playtika Holding UK; and
•developments in our industry.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

In addition, in the past, stockholders have instituted securities class action litigation following periods of market volatility. For example, on November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. See “Business—Legal Proceedings.” Any securities class action litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

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

On Schedule 13Ds filed on September 20, 2024 and November 27, 2024, Playtika Holding UK announced that it had entered into pledge agreements pursuant to which Playtika Holding UK pledged almost 200,000,000 shares of our common stock to secure certain loan obligations.

In addition, the sale of our common stock on the open market by our majority stockholder or other significant stockholder may have in the past and may in the future adversely affect our share price. For example, Playtika Holding UK recently sold over 2,500,000 shares of our common stock in a series of transactions in November and December 2024.

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

There are uncertainties regarding the amount and timing of repurchases under our stock repurchase program.

Although we announced on May 9, 2024, that our board of directors authorized a stock repurchase program for up to $150 million of our common stock, there can be no assurance that any additional repurchases will be made under the program or, if made, as to the timing or amount of any such repurchases, due to factors such as market conditions and capital availability and other strategic considerations. This lack of assurance can impact the expected benefits and returns from the repurchase program for investors.

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

The COVID-19 pandemic, epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, the COVID-19 pandemic, which began in December 2019 in Wuhan, China, led to unprecedented global disruptions throughout 2020 and 2021. These disruptions included widespread lockdowns, mass closures of businesses, travel restrictions, and a significant shift to remote work. Public health crises such as the COVID-19 pandemic could affect the health of our employees, or otherwise impact the productivity of our employees, third-party organizations with which we partner, or regulatory agencies we rely on, which may prevent us from delivering content in a timely manner or otherwise executing our business strategies. These types of health crises could also affect the health of our consumers, which may affect sales of our virtual items in our games or result in lower-than-expected attendance at, or the cancellation of, events hosted by us (as has already occurred for a number of scheduled events). These events could adversely impact our cash flows, results of operations and financial conditions and heighten many of the other risks described in these “Risk Factors.”

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

During the reporting period, we did not experience any cybersecurity incident that has materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.”

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

ITEM 2.     PROPERTIES

We lease facilities in approximately 15 locations throughout the world, including locations in Israel, the United States, Austria, Finland, Germany, Netherlands, Poland, Romania, Ukraine, and the United Kingdom. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

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

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. A pre-trial hearing was held on May 4, 2023. The parties agreed to appoint a mediator to try and resolve the dispute. The first mediation meeting was held on August 16, 2023 and the second mediation meeting was held on January 7, 2024. The parties agreed upon a settlement which was published for review by certain third parties The Office of the Attorney General filed its position on the settlement on behalf of certain professional authorities noting certain concerns regarding the proposed settlement. A hearing on the settlement took place on December 15, 2024, during which the court provided feedback and requested clarification regarding the proposed settlement. In response, the Company submitted a modified settlement on January 20, 2025. An additional hearing took place on February 19, 2025, during which the Court provided additional feedback regarding the modified settlement. The parties have been asked to consider making additional modifications at this time. The expected range of loss is not material to the Company’s financial statements as a whole. If a mediated resolution is not reached the Company will continue defending this case vigorously.

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

On June 7, 2024, the Company received a demand letter from counsel for Scott G. Kormos, one of the plaintiffs in the Kormos v Playtika Holding UK II Limited, et al. matter described above, pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s books and records, particularly relating to the share repurchase program the Company announced in May 2024. The Company has responded to the demand, stating its belief that the demand letter fails to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company has engaged in negotiations with Mr. Kormos’ counsel regarding the production of materials in relation to the demand.

On December 12, 2024, the Company received a demand letter from counsel for Scott G. Kormos, one of the plaintiffs in the Kormos v Playtika Holding UK II Limited, et al. matter described above, pursuant to Section 220 of the DGCL, seeking disclosure of certain of the Company’s books and records, particularly relating to the pledge of the Company’s common stock by Playtika Holding UK II Limited. The Company has responded to the demand, stating its belief that the demand letter fails to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company has engaged in negotiations with Mr. Kormos’ counsel regarding the production of materials in relation to the demand.

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. After the Company removed the case to the U.S. District Court for the Eastern District of Tennessee, plaintiff filed a motion to remand the case back to the Coffee County Circuit Court which the Company opposed. The Company also filed a motion to dismiss and a motion to compel arbitration. The U.S. District Court for the Eastern District of Tennessee issued an order to remand on September 26, 2024 and the Company filed a petition to appeal the order on October 7, 2024. The Court granted the Company’s petition for permission to appeal on January 17, 2025, and the appeal has been briefed with oral arguments scheduled for February 25, 2025. The other motions to dismiss and compel arbitration have been briefed and are currently pending. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s social casino-themed games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The Company timely removed the new complaint to the same U.S. district court on September 28, 2023. On October 20, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court which the Company opposed. The U.S. District Court for the Northern District of Alabama issued an order to remand on January 7, 2025, and the Company filed a petition to appeal the order on January 16, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit seeks to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief plaintiff is entitled to. The Company filed a motion to dismiss and a motion to compel arbitration on January 31, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Customs House submitted its statement of defense on April 17, 2024 and the Company submitted its response to the statement of defense on June 16. A pre-trial meeting, which was scheduled with the court for November 14, 2024 was postponed with no new date currently set. In the meantime, the parties have continued to engage in the discovery process and have also engaged in preliminary settlement discussions. The Company intends to pursue this case vigorously.

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

On October 17, 2024, the Company received pre-arbitration notices from a different set of affiliated law firms purporting to represent 798 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful and that the claimants made purchases in the Company’s games which were the result of unfair and deceptive practices that violate consumer protection laws. On January 31, 2025, the affiliated law firms filed arbitration demands on behalf of approximately 1,500 claimants. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

In December 2024, the Company provided to the Seller parties in the Youda Games acquisition the calculation of the earnout amount. The Sellers have disputed the calculation of the earnout amount. As this dispute is in the preliminary stages, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend its positions vigorously.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol PLTK.

As of February 24, 2025, there were approximately 7 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of stockholders because a substantial number of beneficial owners of our common stock hold their shares in street name.

Dividends

The Board of Directors of the Company declared cash dividends of $0.10 per share of our outstanding common stock payable on April 5, July 5, and October 4, 2024, and January 3, 2025 to stockholders of record as of the close of business on March 22, June 21, September 20, and December 20, 2024, respectively.

Additionally, the Board declared a cash dividend of $0.10 per share of our outstanding common stock, to be paid on April 4, 2025 to stockholders of record as of the close of business on March 21, 2025.

Future dividends are subject to market conditions and Board approval.

Issuer Purchases of Equity Securities

On May 9, 2024, we announced that our Board of Directors authorized a stock repurchase program for up to $150 million of our common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the our discretion.

A summary of our common stock repurchases (in thousands, except average price paid per share) during the fourth quarter of ended December 31, 2024, are as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2024	—	n/a	—	—
November 1 through November 30, 2024	—	n/a	—	—
December 1 through December 31, 2024	110	$7.029	110	149,226
Total	110		110	149,226

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the NASDAQ Composite Index for the period between January 14, 2021 and December 31, 2024. The graph assumes that $100 was invested in our common stock at the close of market on January 14, 2021 and that any dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*

Among Playtika, the S&P 500 Index,
the NASDAQ Composite Index and the RDG Technology Composite Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/14/21
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
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

Recent Events

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. Following a period of intense conflict, a temporary ceasefire was reached between Israel and Hamas on January 17, 2025. A separate ceasefire between Israel and Lebanon was reached on November 27, 2024. While this marked a step towards de-escalation, the situation in the region remains volatile and fragile. While this war and these conflicts have not had a direct material financial impact on the Company as of the date of this filing, the Company’s headquarters are located in Israel, and the Company employs approximately 1,320 professionals in Israel, including the majority of the Company’s senior leadership team. The Company is actively monitoring the developments in this geographic region.

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

•Acquisitions of games and new technology. We have grown and expect to continue to grow our business by acquiring games and game studios that have broad appeal and potential for scalable leadership in our core genres, enhance our growth profile, or that we believe can benefit from our live operations services, our design experience, and our scale. When we acquire games and studios, we focus on providing existing audiences with proven content and applying live operations to create a better game experience for users.

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

Impairment charges

Impairment charges in 2024 reflect impairments related to the Redecor game title based upon lower than expected performance of that title, and related to certain investments in unconsolidated affiliates based upon poor performance of those investments leading to significant uncertainty regarding their future viability. We hold certain equity investments in various unconsolidated entities that fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, we have elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Impairment charges in 2023 reflect charges recorded for the excess of the carrying amount over estimated fair value of our identifiable intangible assets.

Interest and other, net

Our interest expense includes interest incurred under our Credit Agreement and amortization of deferred financing costs. We expect to continue to incur interest expense under our Credit Agreement, although such interest expense will fluctuate based upon the underlying variable interest rates. We entered into multiple interest rate swap agreements in March 2021 and in January 2023, accumulating to a total notional value of $1.0 billion, reducing our overall exposure to variable interest rates.

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

	Year ended December 31,
(in millions, except percentages, Average DPUs, and ARPDAU)	2024	2023	2022
Revenues	$2,549.3	$2,567.0	$2,615.5
Total cost and expenses	$2,157.7	$2,065.4	$2,144.1
Operating income	$391.6	$501.6	$471.4
Net income	$162.2	$235.0	$275.3
Credit Adjusted EBITDA	$757.7	$832.2	$805.1

Non-financial performance metrics
Average DAUs	8.1	8.7	9.4
Average DPUs (in thousands)	312	310	314
Average Daily Payer Conversion	3.8%	3.6%	3.3%
ARPDAU	$0.86	$0.81	$0.76
Average MAUs	29.0	29.4	31.4

Comparison of the year ended December 31, 2024 versus the year ended December 31, 2023

	Year ended December 31,
(in millions)	2024	2023
Revenues earned through third-party platforms	$1,855.1	$1,927.6
Revenues earned through Direct-to-Consumer platforms	694.2	639.4
Revenues	$2,549.3	$2,567.0

Cost of revenue	$692.1	$718.5
Research and development expenses	403.0	406.4
Sales and marketing expenses	705.0	585.7
General and administrative expenses	288.7	303.5
Impairment charges	68.9	51.3
Total costs and expenses	$2,157.7	$2,065.4

Revenues

Revenues for the year ended December 31, 2024 decreased by $17.7 million when compared with the year ended December 31, 2023. Social casino revenues decreased approximately $120 million that, along with revenue decreases in several of our casual games, were largely due to reduced monetization. These revenue declines were partially offset by our acquisition of SuperPlay Ltd in 2024 and a full year of revenues from our 2023 acquisitions of Youda Games and InnPlay

Labs. The increase in revenues generated from Direct-to-Consumer platforms as a percentage of total revenues resulted from marketing activities for the games offered through these platforms.

Cost of revenue

Cost of revenue for the year ended December 31, 2024 decreased by $26.4 million when compared with the year ended December 31, 2023. The decrease in cost of revenue includes an approximate $23.8 million decrease in platform fees associated with reduced revenues and a greater percentage of revenue generated from our Direct-to-Consumer platforms, as well as a $2.4 million decrease in site costs.

Research and development expenses

Research and development expenses for the year ended December 31, 2024 decreased by $3.4 million when compared with the year ended December 31, 2023. Research and development expenses were primarily impacted by a net decrease of approximate $22.4 million in payroll and associated payroll costs, including stock based compensation, offset by merit increases, a shift of our workforce composition towards higher-cost locations, and an increase in the costs incurred in connection with severance. In addition, research and development related outsourcing costs increased from 2023 to 2024 by approximately $9.3 million and the amount of expense capitalized increased by approximately $6.3 million for new and continuing projects.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2024 increased by $119.3 million when compared with the year ended December 31, 2023. The increase in sales and marketing expenses was primarily due to increased media expenses of approximately $112.1 million relating predominately to our 2024 acquisition of SuperPlay, a full year of expenses for our 2023 acquisition of Youda Games, and increased spend in our Bingo Blitz and Slotomania games. Depreciation and amortization expense also increased approximately $9.4 million, which was partially offset by a net decrease in compensation and associated costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2024 decreased by $14.8 million when compared with the year ended December 31, 2023. The decrease is primarily due to a net $11.1 million adjustment to contingent consideration related to the SuperPlay, InnPlay Labs, and Youda Games acquisitions, as well as a decrease of approximately $14.2 million in compensation and associated costs. These decreases were offset by an increase of approximately $13.4 million of transaction costs primarily related to the SuperPlay acquisition.

Impairment charges

During the year ended December 31, 2024, we recorded an impairment charge of $29.9 million related to the Redecor game title based upon continued lower than expected performance of that title, and an impairment charge of $36.3 million related to certain investments in unconsolidated affiliates based upon poor performance of those investments leading to significant uncertainty regarding their future viability.

Comparison of the year ended December 31, 2023 versus the year ended December 31, 2022

	Year ended December 31,
(in millions)	2023	2022
Revenues earned through third-party platforms	$1,927.6	$2,008.6
Revenues earned through Direct-to-Consumer platforms	639.4	606.9
Revenues	$2,567.0	$2,615.5

Cost of revenue	$718.5	$735.7
Research and development expenses	406.4	472.3
Sales and marketing expenses	585.7	603.7
General and administrative expenses	303.5	332.4
Impairment charges	51.3	—
Total costs and expenses	$2,065.4	$2,144.1

Revenues

Revenues for the year ended December 31, 2023 decreased by $48.5 million when compared to the year ended December 31, 2022. Our acquisition of the Youda Games’ card game portfolio and InnPlay Labs contributed to revenues for the year ended December 31, 2023, without which the year-over-year decrease in our revenues would have been greater. Revenue growth from our casual games were unable to offset the revenue declines coming from our social casino-themed games. The increase in revenues generated from Direct-to-Consumer platforms as a percentage of total revenues resulted from marketing activities for the games offered through these platforms.

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

General and administrative expenses

General and administrative expenses for the year ended December 31, 2023 decreased by $28.9 million when compared with the year ended December 31, 2022. Included in general and administrative expenses for the year ended December 31, 2022, with no comparable amounts for the year ended December 31, 2023, are $7.5 million of costs related to the acquisition of Reworks and to certain office closures, and reversals of $14.1 million of contingent consideration expense related to the JustPlay and Reworks acquisitions. General and administrative expenses for the year December 31, 2023 include a $1.0 million tax assessment paid under protest. Further, we incurred $6.6 million and $24.7 million in costs related to strategic alternatives, for the years ended December 31, 2023 and 2022, respectively. Adjusting for these items, the remaining decrease of general and administrative expenses of approximately $19.8 million is primarily due to decreased compensation costs and, to a lesser degree, a decrease in costs associated with relocation and support provided to employees due to the war in Ukraine.

Impairment charges

During the year ended December 31, 2023, we recorded an impairment charge of $41.6 million related to the Redecor game title based upon lower than expected performance of that title. Also included in the year ended December 31, 2023 is a $9.7 million write-off of JustPlay.LOL Ltd’s game title.

Other Factors Affecting Net Income

	Year ended December 31,
(in millions)	2024	2023	2022
Interest expense	$155.2	$154.2	$117.5
Interest income	(56.1)	(43.9)	(14.1)
Foreign currency exchange, net	11.6	(1.3)	7.0
Other	0.4	0.5	0.2
Taxes on income	118.3	157.1	85.5

Interest expense

Interest expense in 2024, 2023 and 2022 is primarily related to amounts borrowed under the Credit Facilities and senior notes.

The increase in interest expense in 2024 when compared to 2023 is primarily due to slightly higher average interest rates. The increase in interest expense in 2023 when compared with 2022 is primarily related to higher average interest rates.

Interest income

Interest income in 2024, 2023 and 2022 is primarily related to interest earned on cash, cash equivalents and short-term investments.

The increase in interest income for 2024 when compared to 2023 is primarily due to higher interest rates, more active investments of excess cash in income-bearing investments, and from interset earned on excess taxes paid in Israel in prior years.

The increase in interest income for 2023 when compared to 2022 is driven primarily by higher interest rates and from more active investment of excess cash in income-bearing investments.

Taxes on income

The provision for income tax was $118.3 million for the year ended December 31, 2024 and the effective income tax rate was 42.2%. The difference between the effective income tax rate and the U.S. statutory tax rate is primarily due to adverse impacts of certain recurring items including tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, GILTI inclusion, and valuation allowances. These adverse impacts are partially offset by the favorable impact of the Israeli Preferred Technology Enterprise regime. The full rate reconciliation is available in Note 21, Income Taxes.

The provision for income tax was $157.1 million for the year ended December 31, 2023 and the effective income tax rate was 40.1%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to adverse impacts of certain recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, and GILTI inclusion. These adverse impacts are partially offset by the the favorable impact of the Israeli Preferred Technology Enterprise regime.

The provision for income tax was $85.5 million for the year ended December 31, 2022, and the effective income tax rate was 23.7%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to adverse impacts of certain recurring items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, and GILTI inclusion. These adverse impacts are partially offset by the recurring favorable impact of the Israeli Preferred Technology Enterprises regime. It is also favorably affected by items that are not consistent from year to year. Of these items, the primary differences related to the reversal of a valuation allowance relating to foreign net operating losses and return-to-provision adjustments.

Net income

Upon aggregating the components of our results of operations above, net income for the year ended December 31, 2024 decreased by $72.8 million when compared with 2023. Net income for the year ended December 31, 2023 decreased by $40.3 million when compared to 2022.

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

	Year ended December 31,
(In millions)	2024	2023	2022
Net income	$162.2	$235.0	$275.3
Provision for income taxes	118.3	157.1	85.5
Interest and other, net	111.1	109.5	110.6
Depreciation and amortization	165.7	158.0	162.0
EBITDA	557.3	659.6	633.4
Stock-based compensation(1)	99.2	110.0	123.5
Impairment charges	68.9	51.3	—
Changes in estimated value of contingent consideration	(9.8)	1.4	(14.3)
Acquisition and related expenses(2)	19.7	6.5	24.7
Other items(3)	22.4	3.4	37.8
Credit Adjusted EBITDA	$757.7	$832.2	$805.1
Net income margin	6.4%	9.2%	10.5%
Credit Adjusted EBITDA margin	29.7%	32.4%	30.8%
__________

(1)    Reflects stock-based compensation expense related to the issuance of equity awards to our employees and Directors.
(2)    Includes costs incurred to evaluate and pursue acquisition activities as well as costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    The amount for the year ended December 31, 2024 consists primarily of $14.5 million and $6.9 million incurred by the Company related to severance and restructuring activities, respectively. The amount for the year ended December 31, 2023 consists primarily of $1.8 million incurred by the Company for severance and $1.0 million for a tax assessment paid under protest. The amount for the year ended December 31, 2022 includes $13.2 million incurred by the Company for severance, $4.1 million incurred by the Company for relocation and support provided to employees due to the war in Ukraine and $16.4 million incurred related to the announced restructuring activities.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term highly liquid investments, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents totaled $565.8 million and $1,029.7 million at December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and 2023, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Recognizing that our Revolving Credit Facility matures in 2026, we are evaluating our financing alternatives and debt maturities in the near-term. Payments of short-term debt obligations, dividends to shareholders and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit facility or, if necessary, additional term loans or issuances of equity.

Our restricted cash totaled $1.9 million and $2.0 million at December 31, 2024 and December 31, 2023, respectively. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

In 2024, our Board of Directors elected to declare quarterly cash dividends of $0.10 per share of the Company’s outstanding common stock. We will maintain a focus on financial discipline through a balanced approach of evaluation of M&A opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations. The Board will continue to evaluate the economic environment, our cash needs, optimal uses of cash, and other applicable factors, and may elect to make changes to the payment of dividends (if any) in future periods.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Year ended December 31,
	2024	2023	2022
Net cash flows provided by operating activities	$490.1	$515.6	$493.7
Net cash flows used in investing activities	(782.1)	(240.2)	(74.6)
Net cash flows provided by (used in) financing activities	(167.1)	(18.2)	(652.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(4.9)	4.1	(15.7)
Net change in cash, cash equivalents and restricted cash	$(464.0)	$261.3	$(248.6)

Operating activities

Net cash flows provided by operating activities for the year ended December 31, 2024 decreased $25.5 million when compared with the year ended December 31, 2023. Net cash flows provided by operating activities for the year ended December 31, 2023 increased $21.9 million when compared with the year ended December 31, 2022.

Net cash flow provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal timing differences.

Investing activities

Net cash flows used in investing activities for the year ended December 31, 2024 increased $541.9 million when compared to the year ended December 31, 2023 mainly due to $686.9 million of consideration paid (net of cash acquired) for the 2024 acquisition of SuperPlay Ltd.

Net cash flows used in investing activities for the year ended December 31, 2023 increased $165.6 million when compared to the year ended December 31, 2022, mainly due to $159.6 million of consideration paid (net of cash acquired) for the 2023 acquisitions of Youda Games and G.S InnPlay Labs Ltd.

Financing activities

Net cash flows used in financing activities for the year ended December 31, 2024, was $167.1 million primarily related to dividends paid, earnout payments related to acquisitions, and repayments on bank borrowings. Net cash flows used in financing activities of $18.2 million for the year ended December 31, 2023 primarily related to repayments on bank borrowings. Net cash flows used in financing activities of $652.0 million for the year ended December 31, 2022, primarily related to the Company’s Tender Offer in October 2022.

Capital resources

On December 10, 2019, we entered into $2,750 million of Credit Facilities, consisting of a $250 million Revolving Credit Facility, and a $2,500 million first lien term loan (the “Old Term Loan”). The Credit Facilities were provided pursuant to the Credit Agreement, dated as of December 10, 2019, by and among Playtika, the lenders party thereto, and UBS AG, Stamford Branch (as successor in interest to Credit Suisse, AG, Cayman Islands Branch), as administrative agent (in such capacity, the "Administrative Agent") and collateral agent (in such capacity, the "Collateral Agent"). Proceeds borrowed under the Credit Facilities on the closing date were used to pay off the outstanding balance on our prior debt facility. On June 15, 2020, we increased the capacity of the Revolving Credit Facility to $350 million. On January 15, 2021, we increased the borrowing capacity of the Revolving Credit Facility from $350 million to $550 million.

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

Business combinations

We apply the provisions of ASC 805, Business Combinations and allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed or incurred, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed or incurred, management makes significant estimates and assumptions, especially with respect to intangible assets.

Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, acquired trademarks and the acquired user base from a market participant perspective, useful lives and discount rates.

We also apply the provisions of ASU 2021-08, Business Combinations (Topic 805)(“ASU 2021-08”) which requires that we recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and that at the acquisition date, we account for related revenue contracts in accordance with ASC 606 as if we had originated the contracts.

When business combinations include an earnout payment or contingent consideration that embodies an unconditional obligation for us to transfer assets on a specific agreed-upon date, that liability is measured at estimated fair value as of the acquisition date and as of each reporting date until the obligation is resolved. Significant estimates in valuing such liabilities include, but are not limited to, future financial models and discount rates.

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

The preparation of cash flow projections for use in any impairment indicators test or fair value analysis requires management to make critical estimates, judgments and assumptions with regards to estimated future cash flows, as they are, by their nature, subjective and actual results may differ materially from such estimates. Cash flow estimates are unpredictable and inherently uncertain, since they are based on the current regulatory, political and economic climates, recent operating information and projections. Such estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, competition, events affecting various forms of travel and access to our properties, and other factors. If our estimates of future cash flows are not met or if there are changes in significant assumptions and judgments used in the estimation process, we may have to record impairment charges in the future. Further, unless an asset is entirely impaired, future estimates, judgments and assumptions may result in additional impairments in a later period.

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

Durable virtual items represent items that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual items ratably over the estimated average life of the paying player, which is estimated on a game-by-game basis and generally ranges from six months up to twelve months. We estimate the average life of the paying player based on historical paying player patterns and playing behaviors within each of the specific games that offer durable virtual items. We monitor our operational data and player patterns and re-assess our estimates on a quarterly basis.

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

Foreign currency hedge agreements

We use foreign currency derivative contracts to reduce our exposure to fluctuating exchange rates between the United States dollar (as our functional currency) and certain expense lines denominated in Euros (“EUR”), Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). Our derivative contracts are designated as cash flow hedges under ASC 815. We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively, and expect these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 14, Derivative Instruments, to the financial statements included elsewhere in this filing for additional discussion.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount we would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of our interest rate swap agreements and foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820, Fair Value Measurement (“ASC 820”). See Note 15, Fair Value Measurements, for additional discussion.

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

In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce our counterparty risk. Each swap requires us to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. In June 2023 these two interest rate swap agreements were amended so that effective July 31, 2023, we pay a fixed interest rate of 0.85% in exchange for receiving one-month Term SOFR.

In January 2023, we entered into two additional interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution, and each swap requires us to pay a fixed interest rate of 3.435% in exchange for receiving one-month LIBOR for six months and one-month Term SOFR afterwards. The interest rate swap agreements settle monthly commencing in February 2023 through their termination dates on February 28, 2028.

The estimated fair value of our interest rate swap agreements is derived from a discounted cash flow analysis.

We had borrowings outstanding under our Term Loan with book values of $1,805.4 million and $1,822.8 million at December 31, 2024 and December 31, 2023, respectively, which were subject to a weighted average interest rate of 8.030% and 7.840% for the years ended December 31, 2024 and 2023, respectively. There were no borrowings against our Revolving Credit Facility at December 31, 2024 or December 31, 2023. The Notes bear interest at a fixed rate of 4.250% per annum and accordingly do not vary with prevailing interest rates.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.3 million and $8.5 million for the years ended

December 31, 2024 and 2023, respectively, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our senior notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our senior notes by $19.9 million for the year ended December 31, 2024.

A hypothetical 100 basis point decrease in interest rates would have increased the fair value of our senior notes by $20.8 million for the years ended December 31, 2024.

Investment risk

We had cash and cash equivalents including restricted cash totaling $567.7 million and $1,031.7 million as of December 31, 2024 and December 31, 2023, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments.

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

As of December 31, 2024, we had entered into derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON and PLN, at future dates. The approximate amount of hedges was equal to $194.5 million, and all contracts are expected to mature during the upcoming 12 months.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PLAYTIKA HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
PLAYTIKA HOLDING CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Playtika Holding Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the index at item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Business combinations – accounting for acquisition

Description of the Matter	As described in Note 2 to the consolidated financial statements, in November 2024, the Company completed the acquisition of 100% of the issued and outstanding share capital of SuperPlay Ltd. (“SuperPlay”) for a total consideration of $1,055 million, of which $350 million was recorded as contingent consideration, which is based on certain gross revenue growth and Adjusted EBITDA metrics of SuperPlay during the calendar years 2025, 2026 and 2027.

The transaction was accounted for as a business combination in accordance with ASC 805 "Business Combinations". Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values which primarily consisted of developed games and user base intangible assets of $295 million and $57 million, respectively (collectively the “Intangible Assets”). In addition, the Company estimated the fair value of the contingent consideration of $350 million as of the date of the acquisition.

Auditing management's estimations of the fair value of the Intangible Assets and contingent consideration were complex due to the significant assumptions and judgment required by management in determining the fair value of the Intangible Assets and contingent consideration. The Company used the income approach to measure the fair value of the Intangible Assets and the Monte Carlo simulation approach to measure the fair value of the contingent consideration (the "Valuation Model"). The significant assumptions used to estimate the fair value of the Intangible Assets and contingent consideration included, forecasted revenue, revenues growth rates and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of management's controls over its estimations of the fair value of the Intangible Assets and contingent consideration, including the Valuation Model and underlying assumptions used to develop such estimates to determine the fair values of the Intangible Assets and contingent consideration.

To test the estimated fair value of the Intangible Assets and contingent consideration, we performed audit procedures that included, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. In addition, we compared the significant assumptions, including forecasted revenue and revenues growth rates to market and economic trends, historical results of the acquired business and to other relevant factors. We utilized the assistance of our valuation specialists to evaluate the methods used to determine the fair value of Intangible Assets and contingent consideration, which included, independent comparative calculations to estimate the acquired entity discount rate and calculation of the fair value of the model used to calculate the contingent consideration. To test the estimated fair value of the contingent consideration, we performed audit procedures that included assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We have also evaluated the Company’s disclosures regarding the business combinations included in Note 2 to the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global
We have served as the Company’s auditor since 2016.
Tel-Aviv, Israel
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
PLAYTIKA HOLDING CORP.

Opinion on Internal Control Over Financial Reporting

We have audited Playtika Holding Corp.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Playtika Holding Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SuperPlay Ltd., which is included in the 2024 consolidated financial statements of the Company and constituted 31.3% of total assets as of December 31, 2024 and 1.9% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SuperPlay Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes financial statement schedule listed in the index at item 15 and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global
Tel-Aviv, Israel
February 27, 2025

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$565.8	$1,029.7
Restricted cash	1.9	2.0
Accounts receivable	187.6	171.5
Prepaid expenses and other current assets	117.5	147.9
Total current assets	872.8	1,351.1
Property and equipment, net	115.4	119.9
Operating lease right-of-use assets	89.9	100.3
Intangible assets other than goodwill, net	562.2	311.2
Goodwill	1,692.3	987.2
Deferred tax assets, net	119.0	99.3
Investment in unconsolidated entities	20.6	54.4
Other non-current assets	167.0	151.6
Total assets	$3,639.2	$3,175.0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$11.6	$16.8
Accounts payable	58.6	65.0
Operating lease liabilities, current	25.7	19.5
Accrued expenses and other current liabilities	463.0	438.3
Total current liabilities	558.9	539.6
Long-term debt	2,388.5	2,399.6
Contingent consideration	354.6	20.8
Other long-term liabilities	372.2	318.7
Operating lease liabilities, long-term	71.4	88.2
Deferred tax liabilities	24.7	29.6
Total liabilities	3,770.3	3,396.5
Commitments and contingencies (Note 16)
Stockholders' equity (deficit)
Common stock of US $0.01 par value: 1,600.0 shares authorized; 375.3 and 370.0 shares issued and outstanding at December 31, 2024 and 2023, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at December 31, 2024 and 2023)	(603.5)	(603.5)
Additional paid-in capital	1,362.7	1,264.9
Accumulated other comprehensive income (loss)	(0.2)	20.6
Accumulated deficit	(894.2)	(907.6)
Total stockholders' deficit	(131.1)	(221.5)
Total liabilities and stockholders’ deficit	$3,639.2	$3,175.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)

	Year ended December 31,
	2024	2023	2022
Revenues	$2,549.3	$2,567.0	$2,615.5
Costs and expenses
Cost of revenue	692.1	718.5	735.7
Research and development	403.0	406.4	472.3
Sales and marketing	705.0	585.7	603.7
General and administrative	288.7	303.5	332.4
Impairment charges	68.9	51.3	—
Total costs and expenses	2,157.7	2,065.4	2,144.1
Income from operations	391.6	501.6	471.4
Interest and other, net	111.1	109.5	110.6
Income before income taxes	280.5	392.1	360.8
Provision for income taxes	118.3	157.1	85.5
Net income	162.2	235.0	275.3
Other comprehensive income (loss)
Foreign currency translation	(10.9)	5.6	(13.7)
Change in fair value of derivatives	(9.9)	(2.6)	28.1
Total other comprehensive income (loss)	(20.8)	3.0	14.4
Comprehensive income	$141.4	$238.0	$289.7

Net income per share attributable to common stockholders, basic	$0.44	$0.64	$0.69
Net income per share attributable to common stockholders, diluted	$0.44	$0.64	$0.69
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	371.8	366.3	401.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	372.1	366.8	401.6
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Share Capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity (deficit)
Balance as of January 1, 2022	411.1	$4.1	$—	$1,032.9	$3.2	$(1,417.9)	$(377.7)
Net income	—	—	—	—	—	275.3	275.3
Repurchase of common stock	(51.8)	—	(603.5)	—	—	—	(603.5)
Stock-based compensation	—	—	—	125.5	—	—	125.5
Issuance of shares upon vesting of RSUs	4.3	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(2.6)	—	—	(2.6)
Other comprehensive income	—	—	—	—	14.4	—	14.4
Balance as of December 31, 2022	363.6	4.1	(603.5)	1,155.8	17.6	(1,142.6)	(568.6)
Net income	—	—	—	—	—	235.0	235.0
Stock-based compensation	—	—	—	113.0	—	—	113.0
Issuance of shares upon vesting of RSUs	6.4	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive income	—	—	—	—	3.0	—	3.0
Balance as of December 31, 2023	370.0	4.1	(603.5)	1,264.9	20.6	(907.6)	(221.5)
Net income	—	—	—	—	—	162.2	162.2
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(148.8)	(148.8)
Repurchase of common stock	(0.1)	*	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	101.2	—	—	101.2
Issuance of shares upon vesting of RSUs	5.4	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(2.6)	—	—	(2.6)
Other comprehensive loss	—	—	—	—	(20.8)	—	(20.8)
Balance as of December 31, 2024	375.3	$4.1	$(603.5)	$1,362.7	$(0.2)	$(894.2)	$(131.1)

_________

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$162.2	$235.0	$275.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	46.5	45.7	45.9
Amortization of intangible assets	119.2	112.3	116.1
Impairment charges	68.9	51.3	—
Stock-based compensation	99.2	110.0	123.5
Change in deferred taxes, net	(46.5)	(46.6)	(46.0)
Amortization of loan discount	7.5	7.0	7.4
Change in contingent consideration	(9.8)	1.4	(13.1)
Loss (gain) from foreign currency	1.1	(2.8)	8.8
Non-cash lease expenses (benefit), net	(1.4)	3.5	(6.2)
Changes in operating assets and liabilities:
Accounts receivable	10.1	(25.6)	1.0
Prepaid expenses and other current and non-current assets	10.3	(35.0)	(142.0)
Accounts payable	(21.3)	(9.3)	5.7
Accrued expenses and other current and non-current liabilities	44.1	68.7	117.3
Net cash provided by operating activities	490.1	515.6	493.7
Cash flows from investing activities
Purchase of property and equipment	(40.9)	(32.6)	(68.3)
Capitalization of internal use software costs	(31.6)	(37.4)	(30.1)
Purchase of software for internal use	(20.8)	(9.2)	(11.6)
Payments for business combination, net of cash acquired	(686.9)	(159.6)	(29.9)
Proceeds from short-term investments	256.5	—	100.1
Purchase of short-term investments	(256.5)	—	—
Investments in unconsolidated entities	(2.6)	(1.8)	(34.8)
Other investing activities	0.7	0.4	—
Net cash used in investing activities	(782.1)	(240.2)	(74.6)
Cash flows from financing activities
Dividends paid	(111.5)	—	—
Repayments on bank borrowings	(23.8)	(14.3)	(19.0)
Payment of tax withholdings on stock-based payments	(2.6)	(3.9)	(2.6)
Payment for share buyback	(0.8)	—	—
Payment for tender offer	—	—	(603.5)
Net cash out flow for business acquisitions and other	(28.4)	—	(26.9)
Net cash used in financing activities	(167.1)	(18.2)	(652.0)
Effect of exchange rate changes on cash and cash equivalents	(4.9)	4.1	(15.7)
Net change in cash, cash equivalents and restricted cash	(464.0)	261.3	(248.6)
Cash, cash equivalents and restricted cash at the beginning of the period	1,031.7	770.4	1,019.0
Cash, cash equivalents and restricted cash at the end of the period	$567.7	$1,031.7	$770.4

	Year ended December 31,
	2024	2023	2022
Supplemental cash flow disclosures
Cash paid for income taxes	$92.6	$169.8	$160.7
Cash paid for interest	$146.6	$146.0	$107.5
Cash received for interest	$52.5	$38.3	$13.5
Non-cash financing and investing activities
Contingent consideration related to business acquisition	$350.0	$65.4	$11.4
Accrued dividend	$37.3	$—	$—
Accrued purchases of property and equipment and intangible assets	$11.0	$17.0	$—
Right-of-use assets acquired under operating leases	$8.8	$14.6	$44.9
Capitalization of stock-based compensation costs	$2.0	$3.0	$2.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corp. (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys to drive user engagement and monetization. As of December 31, 2024, the Company had operations in Austria, Finland, Georgia, Germany, India, Israel, Netherlands, Poland, Romania, Spain, Ukraine, the United Kingdom and the United States.

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

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Due to poor performance of certain of these investments leading to significant uncertainty regarding their future viability, the Company recorded impairments of $36.3 million related to these certain investments during the year ended December 31, 2024. No change to the carrying amounts were recorded in the year ended December 31, 2023.

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

	December 31,
	2024	2023
	%
Apple	60	56
Google	29	28
Facebook	3	4

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

The depreciation periods for the Company's property and equipment are as follows:

Useful life
Computers and peripheral equipment	3 to 11 years
Office furniture and equipment	4 to 14 years
Vehicles and aircraft	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or remaining term of lease

Software development costs

The Company reviews internal use software development costs associated with infrastructure and new games or significant updates to existing games to determine if the costs qualify for capitalizing in accordance with ASC 350-40, Internal-Use Software. The development costs incurred during the application development stage that are related to infrastructure are capitalized. Internal use software is included in intangible assets other than goodwill, net in the accompanying consolidated balance sheets. Capitalization of such costs begins when the preliminary project stage is completed and ceases at the point in which the project is substantially complete and is ready for its intended purpose. For new games or updates to existing games, the development costs are expensed as incurred to research and development in the consolidated statements of comprehensive income, as the preliminary project stage continues until just prior to worldwide launch.

Capitalized internal use software costs were approximately $32.9 million, $40.4 million and $32.1 million during the years ending December 31, 2024, 2023 and 2022, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2024, 2023 and 2022, the amortization of capitalized software costs totaled approximately $30.7 million, $31.7 million and $25.0 million, respectively.

Business combinations

The Company applies the provisions of ASC 805, Business Combinations and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed or incurred, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed or incurred, management makes significant estimates and assumptions, especially with respect to intangible assets.

Significant estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from acquired technology and acquired trademarks and user base from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

When business combinations include an earnout payment or contingent consideration that embodies an unconditional obligation for the Company to transfer assets on a specific agreed-upon date, that liability is measured at estimated fair value as of the acquisition date and as of each reporting date until the obligation is resolved. Significant estimates in valuing such liabilities include, but are not limited to, future financial models and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Under ASC 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill is not amortized, but rather is subject to an annual impairment test.

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

Impairment of long-lived assets

The Company’s long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment indicators include any significant changes in the manner of the Company’s use of the assets and significant negative industry or economic trends. When impairment indicators exist, the Company evaluates recoverability of an asset group by a comparison of the aggregate undiscounted projection future cash flows to the carrying amounts of the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss is calculated based on the excess of the carrying amount of the assets group over its estimated fair value. Fair value is generally estimated based on a discounted cash flow analysis.

Leases

The Company is the lessee under non-cancelable office real estate and data center leases. The Company accounts for its leases under ASC 842, Leases, and determines if a contract contains a lease at inception or modification of a contract. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments and lease incentives received over the defined lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate which is estimated based upon the capital structure of the Company and upon the other information available at the lease commencement date in determining the present value of lease payments. The implicit rate is used when readily determinable. The Company’s lease terms may include options to extend the lease. These options are included in the lease terms when management believes it is reasonably certain they will be exercised. The ROU assets also include any prepaid lease payments and net of lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s real estate lease agreements and data center leases do not contain any material residual value guarantees, restrictions or covenants. The Company’s lease agreements with lease and non-lease components are accounted for separately. The Company does not record an asset or liability for operating leases with a term of 12 months or less.

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

The Company categorizes its virtual items as either consumable or durable. The substantial majority of the Company’s games sell only consumable virtual items. Consumable virtual items represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. For the sale of consumable virtual items, the Company recognizes revenue as the items are consumed which is usually over a period of time of up to one month. The Company has determined through a review of game play behavior that players generally do not purchase additional consumable virtual currency until their existing consumable virtual currency balances have been substantially consumed. This review, performed on a game-by-game basis, includes an analysis of game players’ historical play behavior, purchase behavior, and the amount of virtual currency outstanding. Based upon this analysis, the Company has estimated the rate at which virtual currency is consumed during game play. Accordingly, revenue is recognized using a user-based revenue model using these estimated consumption rates. The Company monitors its analysis of customer play behavior on a quarterly basis.

Durable virtual items represent items that are accessible to the player over an extended period of time. The Company recognizes revenue from the sale of durable virtual items ratably over the estimated average life of the paying player, which is estimated on an individual game basis and generally ranges from six months to twelve months. The Company estimates the average life of the paying player based on historical paying player patterns and playing behaviors within each of the specific games that offer durable virtual items. The Company monitors its operational data and player patterns and re-assesses its estimates on a quarterly basis.

Deferred revenues, which represent a contract liability, represent mostly unrecognized fees collected for virtual items which are not consumed at the balance sheet date, or for players that are still active in the games.

Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses.

The Company has elected to apply the practical expedient such that it does not evaluate payment terms of one year or less for the existence of a significant financing component.

The Company also has relationships with certain advertising service providers for advertisements within its games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads and offers. The Company has determined that displaying the advertisements within the mobile games is identified as a single performance obligation. The transaction price in advertising arrangements is established by our advertising service providers and is generally the product of the number of advertising units delivered (e.g. impressions, offers completed, etc.) and the contractually agreed upon price per unit. Revenue from advertisements and offers are recognized at a point-in-time when the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services. The Company has determined that it is generally acting as an agent in its advertising arrangements as the advertising service providers maintain the relationship with the customers, control the pricing of the advertising such that the Company does not know the total price paid by the customer to the service providers, and control the advertising product through the time the advertisements are displayed in the Company’s games. Therefore, the Company recognizes revenue related to these arrangements on a net basis.

Advertising expenses

Costs for marketing and advertising of the Company’s games are primarily expensed as incurred and are included in the sales and marketing expenses in the Company’s consolidated statements of comprehensive income. Such costs primarily consist of player acquisition costs. Advertising expense was $563.8 million, $451.8 million and $464.6 million in the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value associated with all stock options and for grants of RSUs and certain PSUs subsequent to the commencement of the Company paying dividends. As it does not have a long history of market prices for its common stock because the stock was not publicly traded prior to January 2021, the Company uses observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumptions.

The Company used the associated per-share value at the time of grant to determine the compensation cost to be recognized associated with grants of RSUs and PSUs prior to the commencement of the Company paying dividends. For PSUs without market conditions, the Company reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant quarterly, or more frequently if events or changes in circumstances indicate there may be a change, and adjusts the stock compensation expense accordingly.

The Company uses the Monte Carlo pricing model to estimate grant-date fair value associated with PSUs measured against a market condition. Stock compensation expense related to PSUs with market conditions is recognized unless the requisite service period is not fulfilled.

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

For RSUs, shares are issued on the vesting dates net of the applicable statutory income tax withholding to be paid by the Company on behalf of its employees. As a result, fewer shares are generally issued than the number of RSUs vesting, and the income tax withholding is recorded as a reduction to additional paid-in capital.

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

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention Plan, eligible employees were granted retention units that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and were also granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Retention Plan Adjusted EBITDA for each of the plan years as described further in Note 19, Appreciation and Retention Plans.

The value of each unit of the 2021-2024 Retention Plan is being amortized into compensation expense using the straight-line method, which will result in the recognition of compensation costs in the same years as the underlying EBITDA used in the plan measurement is earned.

Severance pay

The Company and its Israeli subsidiaries have elected to include their Israeli employees under Section 14 of the Severance Pay Law 5723-1963 (“Section 14”). Section 14 entitles these employees to monthly deposits with third-party insurance companies and pension funds, at a rate of 8.33% of their monthly salary. In two cases, the Company and the employee have agreed to a salary lower than their actual monthly salary for purposes of Section 14. These payments release the Company from future obligations under the Israeli Severance Pay Law for all employees, other than the aforementioned two employees. Accordingly, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Company’s consolidated balance sheet.

Expense resulting from contributions in accordance with Section 14 for the years ended December 31, 2024, 2023 and 2022 was $8.4 million, $7.6 million and $8.5 million, respectively, and is recorded in the financial statement line item relevant to each of the severed employees.

Exit or disposal activities
The Company accounts for exit or disposal cost obligations, including restructuring activities, under ASC 420-10, Exit or Disposal Cost Obligations, which requires that companies only record liabilities for such activities when such liabilities have been incurred. During the second quarter of 2022, the Company announced the closure of its Montreal, Los Angeles, Helsinki and London studios, along with limited other cost reduction activities. Severance payments associated with these closures were recorded as liabilities and recognized as expense over the period such payments were earned.

During the fourth quarter of 2022, the Company reduced its workforce by approximately ten percent. Severance liabilities associated with this reduction in force were recorded as the reduction in force was completed.

Total severance expense for the year ended December 31, 2022, for both the site closures and the reduction in force totaled approximately $16.4 million, included within operating expenses on the consolidated statements of comprehensive income. There was no severance expense related to the 2022 site closures or reduction in force in 2024 or 2023.

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

The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively. The Company performed a regression analysis at inception of the hedging relationship and at period end in which it compared the change in the fair value of the swap transactions and the change in fair value of a hypothetical interest rate swap having terms that identically match the terms of the debt's interest rate payments based on historical swap rates. Based upon this analysis, the Company concluded that the hedging instruments are expected to be highly effective at offsetting changes in the hedged transactions attributable to the risk being hedged. For each future reporting period, the Company will continue performing retrospective and prospective assessments of hedge effectiveness in a single regression analysis by updating the regression analysis that was prepared at the inception of the hedging relationship.

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

Net income per share attributable to common stockholders

For all periods presented herein, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. PSUs are considered potentially dilutive as of the first day of the reporting period in which the underlying performance metric is achieved. In the event of a loss, diluted shares are not considered because of their anti-dilutive effect. The Company uses the treasury stock method on a grant-by-grant basis as the method for determining the dilutive effect of options, RSUs and PSUs. Under this method, it is assumed that the hypothetical proceeds received upon settlement are used to repurchase common shares at the average market price during the period.

Accounting standards recently adopted by the Company

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard as of January 1, 2024. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements or disclosures.

Recently issued accounting standards not yet adopted by the Company

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

In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income, Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose more detailed information about types of expenses in commonly presented expense captions. This guidance is effective for annual reporting periods beginning after December 31, 2026, and for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03.

NOTE 2.    BUSINESS COMBINATIONS

Acquisition of SuperPlay Ltd.

On November 20, 2024, Playtika Holding Corp. (the “Company”) and Playtika Ltd. (“Playtika Limited”), a wholly owned subsidiary of the Company, completed Playtika Limited’s previously announced acquisition (the “Transaction”) of all of the issued and outstanding share capital of SuperPlay Ltd. (“SuperPlay”) pursuant to that certain Share Purchase Agreement (the “Purchase Agreement”), dated September 18, 2024 by and among the Company, Playtika Limited, SuperPlay, the shareholders of SuperPlay (the “Sellers”) and Gigi Levy-Weiss, as the shareholder representative, for an aggregate purchase price equal to (i) $700.0 million, payable at the closing of the Transaction, subject to certain post-closing adjustments, plus (ii) earnout payments of up to $1.250 billion, the amounts of which will be based on certain gross revenue growth and Adjusted EBITDA metrics of SuperPlay during the calendar years 2025, 2026 and 2027, in each case, payable following the end of the applicable measurement period. In addition, the Company granted approximately $50 million to SuperPlay’s employees in accordance with the Transaction terms, which is expected to vest and be expensed over up to four years. The acquisition was accounted for as a business combination

Within the accompanying consolidated financial statements, management has recorded its preliminary estimates of the assets acquired and liabilities assumed or incurred in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company with this preliminary valuation and such valuations are expected to be finalized during the first quarter of 2025. Although the Company does not expect material changes to this preliminary valuation, the valuation is not complete, and the review and finalization of this valuation and the associated accounting applied to the acquisition transaction could result in changes to the values assigned to the acquired assets and liabilities based on additional information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and SuperPlay's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed or incurred (in millions):

Consideration
Total Consideration	$1,054.9
Less: Cash acquired	(19.9)
Total consideration, net of cash acquired	1,035.0
Less: Acquisition date fair value of contingent consideration	(350.0)
Less: Deferred consideration	1.9
Consideration paid as of November 20, 2024	$686.9

Identifiable assets acquired and liabilities assumed or incurred
Accounts receivable	$27.5
Other current assets	22.7
Property and equipment	9.8
Intangible assets other than goodwill	352.0
Goodwill	711.6
Deferred tax asset	23.2
Deferred consideration	1.9
Deferred tax liability	(47.6)
Contingent consideration	(350.0)
Liabilities assumed	(64.2)
Total identifiable assets acquired and liabilities assumed or incurred	$686.9

The developed game assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of seven years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

The Company estimated the fair value of its contingent consideration using a Monte Carlo simulation. The significant assumptions used in the model include revenue volatility of 20% and a 20-year-risk free rate of 4.7%.

Transaction costs incurred by the Company in connection with the SuperPlay acquisition, were approximately $13.4 million for the year ended December 31, 2024, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. The Company’s statement of comprehensive income for the year ended December 31, 2024, includes $47.6 million of revenue and $8.8 million of net loss attributed to SuperPlay from the date of acquisition through December 31, 2024.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the results of operations of the Company as if the SuperPlay acquisition had occurred on January 1, 2023, and includes adjustments primarily related to recognition of transaction and retention costs, amortization of acquired intangible assets, and recognition of stock-based compensation associated with PSU awards that would have been achieved based on 2023 pro forma financial results. The unaudited pro forma financial information is based on preliminary estimates and assumptions and on the information available at the time of the preparation thereof. Any of these preliminary estimates and assumptions may change, be revised or prove to be materially different, and the estimates and assumptions may not be representative of facts existing at the time of the SuperPlay acquisition.

The information has been prepared by management for illustrative purposes only and does not purport to represent what the results of operations, financial condition or other financial information of the Company would have been if SuperPlay acquisition had occurred as of the dates assumed, nor are they necessarily indicative of future consolidated results of operations.

	Year ended December 31,
(In millions)	2024	2023
Pro forma revenues	$2,776.0	$2,736.4
Pro forma net income (loss)	(54.1)	87.9

Other development transactions

During 2024, 2023 and 2022, the Company has made a small number of minority investments in early-stage high-growth potential game developers, all of which are accounted for as investments in unconsolidated affiliates.

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

Within the accompanying consolidated financial statements, management has recorded the assets acquired and liabilities assumed or incurred in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company with estimating the acquisition-date fair value of the intangible assets acquired and contingent consideration payable. This valuation was finalized during the fourth quarter 2023.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed or incurred (in millions):

Consideration
Total Consideration	$140.5
Less: Cash acquired	(0.8)
Total consideration, net of cash acquired	139.7
Less: Deferred consideration	(3.7)
Less: Acquisition date fair value of contingent consideration	(63.0)
Consideration paid as of September 28, 2023	$73.0

Identifiable assets acquired and liabilities assumed or incurred
Accounts receivable	$3.9
Other current assets	0.3
Property and equipment	0.2
Intangible assets other than goodwill	14.8
Goodwill	127.6
Deferred tax asset	3.4
Deferred consideration	(3.7)
Contingent consideration	(63.0)
Deferred tax liability	(3.4)
Liabilities assumed	(7.1)
Total identifiable assets acquired and liabilities assumed or incurred	$73.0

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

Within the accompanying consolidated financial statements, management has recorded the assets acquired and liabilities assumed or incurred in the acquisition, along with its estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company has engaged a third-party valuation specialist to assist the Company with estimating the acquisition-date fair value of the intangible assets acquired and contingent consideration payable. This valuation was finalized during the fourth quarter 2023 with no material adjustments from the Company’s initial estimates.

The goodwill, which is deductible for tax purposes, is generally attributable to synergies between the Company's and Youda Game's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed or incurred (in millions):

Consideration
Total Consideration	$89.9
Less: Acquisition date fair value of contingent consideration	(2.4)
Consideration paid as of August 28, 2023	$87.5

Identifiable assets acquired and liabilities assumed or incurred
Intangible assets other than goodwill	$45.3
Goodwill	44.6
Contingent consideration	(2.4)
Total identifiable assets acquired and liabilities assumed or incurred	$87.5

The developed game assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of eight years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Transaction costs incurred by the Company in connection with the Youda Games acquisition, were approximately $1.6 million for the year ended December 31, 2024, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the August 28, 2023 acquisition date have not been presented because the incremental results from Youda Games are not material to the consolidated statements of comprehensive income presented herein.

Acquisition of JustPlay.LOL Ltd

On March 21, 2022, the Company acquired all of the issued and outstanding shares of JustPlay.LOL Ltd. (“JustPlay”) consistent with the Company’s strategy to increase its breadth of entertainment genres and leverage the Company’s technology platforms to enhance game-operations. Terms of the acquisition agreement include initial cash consideration of $30 million plus an earnout based on the performance of the acquired business, with a maximum total consideration of $120 million, subject to customary adjustments. The acquisition was accounted for as a business combination. The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and JustPlay's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed or incurred (in millions):

Consideration
Total Consideration	$42.0
Less: Cash acquired	(0.7)
Total consideration, net of cash acquired	41.3
Less: Acquisition date fair value of contingent consideration	(11.4)
Consideration paid as of March 23, 2022	$29.9

Identifiable assets acquired and liabilities assumed or incurred
Accounts receivable	$1.0
Property and equipment	0.1
Intangible assets other than goodwill	12.3
Goodwill	29.7
Contingent consideration	(11.4)
Deferred tax liability	(1.5)
Liabilities assumed	(0.3)
Total identifiable assets acquired and liabilities assumed or incurred	$29.9

The developed game assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of six years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

Transaction costs incurred by the Company in connection with the JustPlay acquisition, were approximately $0.5 million for the year ended December 31, 2022, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the March 21, 2022 acquisition date have not been presented because the incremental results from JustPlay are not material to the consolidated statements of comprehensive income presented herein.

As of December 31, 2024, all contingent consideration related to the JustPlay acquisition has been paid.

NOTE 3.    CASH EQUIVALENTS

Cash equivalents at December 31, 2024 and 2023 are as follow (in millions):

	December 31,
	2024	2023
Money market funds	$331.4	$524.4
Term deposits	93.1	290.3
Commercial papers	10.0	104.8
Total cash equivalents	$434.5	$919.5

As of December 31, 2024, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses.

NOTE 4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2024 and 2023 are as follows (in millions):

	December 31,
	2024	2023
Government authorities	$55.3	$86.8
Prepaid expenses	28.2	15.4
Derivative instruments - interest rate swaps	19.4	25.3
Deferred charges	9.4	12.5
Other	5.2	7.9
Total prepaid expenses and other current assets	$117.5	$147.9

NOTE 5.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2024 and 2023 are as follow (in millions):

	December 31,
	2024	2023
Computers and peripheral equipment	$240.3	$228.2
Office furniture and equipment	19.0	19.2
Vehicles and aircraft	9.0	9.0
Leasehold improvements	69.8	59.2
Total property and equipment, gross	338.1	315.6
Accumulated depreciation	(222.7)	(195.7)
Total property and equipment, net	$115.4	$119.9

Depreciation expense was $46.5 million, $45.7 million and $45.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 6.     GOODWILL

Changes in goodwill for the years ended December 31, 2024 and 2023 were as follows (in millions):

	Year ended December 31,
	2024	2023
Balance at beginning of period	$987.2	$811.2
Goodwill acquired during the year	711.6	172.2
Foreign currency translation adjustments	(6.5)	3.8
Balance at end of period	$1,692.3	$987.2

As of October 1 of each year, the Company performed a qualitative assessment for its reporting unit and concluded that the qualitative assessment did not result in a more likely than not indication of goodwill impairment, and therefore no further impairment testing was required. Accordingly, during the years ended December 31, 2024, 2023 and 2022, no impairment charge was recognized.

NOTE 7.    INTANGIBLE ASSETS OTHER THAN GOODWILL

The carrying amounts and accumulated amortization expenses of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024
	Weighted average remaining useful life (in years)	Balance	December 31, 2023
Historical cost basis:
Developed games and acquired technology	5.3	$948.7	$661.4
Trademarks and user base	1.0	94.1	37.1
Internal use software	2.3	199.6	166.7
		1,242.4	865.2
Accumulated amortization
Developed games and acquired technology		(518.1)	(433.6)
Trademarks and user base		(43.6)	(32.5)
Internal use software		(118.5)	(87.9)
		(680.2)	(554.0)
Intangible assets other than goodwill, net		$562.2	$311.2

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded amortization expense in the amounts of $119.2 million, $112.3 million and $116.1 million, respectively.

In the fourth quarter of 2024, the Company recorded an impairment charge of $29.9 million related to the Redecor game title based upon continued lower than expected performance of that title. The Company had previously recorded an impairment of $41.6 million on this title in the third quarter of 2023.

In the second quarter of 2023, the Company recorded an intangible asset impairment of $9.7 million related to JustPlay.LOL Ltd’s game title.

There was no impairment of intangible assets in the year ended December 31, 2022.

As of December 31, 2024, the total expected future amortization related to intangible assets was as follows (in millions):

2025	$178.8
2026	113.6
2027	73.1
2028	56.6
2029	60.8
Thereafter	79.3
Total	$562.2

NOTE 8.    OTHER NON-CURRENT ASSETS

Other non-current assets at December 31, 2024 and 2023 are as follows (in millions):

	December 31,
	2024	2023
Long-term tax assets	$153.1	$133.4
Unrecognized gain on interest rate swaps	9.8	15.2
Deposits	4.1	2.7
Other	—	0.3
Total other non-current assets	$167.0	$151.6

NOTE 9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2024 and 2023 are as follows (in millions):

	December 31,
	2024	2023
Employees and related expenses	$153.7	$162.5
Accrued expenses	113.3	93.9
Tax accruals	49.4	35.4
Media buy	47.9	54.5
Dividend payable	37.3	—
Deferred revenues	36.4	46.0
Contingent consideration	25.0	46.0
Total accrued expenses and other current liabilities	$463.0	$438.3

NOTE 10.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2024 and 2023 are as follows (in millions):

	December 31,
	2024	2023
Long-term tax reserves	$369.9	$312.9
Unrecognized loss on interest rate swaps	—	4.4
Other	2.3	1.4
Total other long-term liabilities	$372.2	$318.7

NOTE 11.    LEASES

The Company's leases include office real estate and data center leases for its facilities worldwide, which are all classified as operating leases, and which expire on various dates, the latest of which is December 2035. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index ("CPI"). The Company’s ROU assets and lease liabilities were calculated using the initial CPI and will not be subsequently adjusted. Certain leases include renewal options that management believes are reasonably certain to be exercised.

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	6.3	6.8
Weighted average discount rates	4.5%	4.3%

Total operating lease expense was $23.9 million, $23.3 million and $25.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $24.6 million, $18.4 million and $24.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company recognized $0.6 million and $0.1 million of income in December 31, 2024 and 2023, respectively, related to the subleases for office space with a weighted average remaining lease term of 4.0 years. There was no sublease income in 2022.

Maturities of lease liabilities are as follows (in millions):

2025	$24.1
2026	21.5
2027	17.0
2028	11.6
2029	10.5
Thereafter	27.4
Total undiscounted cash flows	112.1
Less: imputed interest	(15.0)
Present value of lease liabilities	$97.1

As of December 31, 2024, the Company has entered one lease agreement for office space that has not yet commenced. This lease is expected to result in an additional right-of-use asset and lease liability of approximately $28.7 million when it commences in 2025. The lease term is 10 years and include options to extend for up to an additional 10 years.

NOTE 12.     DEBT

	December 31, 2024				December 31, 2023
(in millions, except interest rates)	Maturity	Interest rate(s)	Book value	Face value	Book value
Term Loan	2028	7.440%	$1,805.4	$1,828.8	$1,822.8
Senior Notes	2029	4.250%	594.7	600.0	593.6
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,400.1	2,428.8	2,416.4
Less: Current portion of long-term debt			(11.6)	(19.0)	(16.8)
Long-term debt			$2,388.5	$2,409.8	$2,399.6

Book value of debt in the table above is reported net of deferred issuance costs and original issue discount of $28.7 million and $36.1 million at December 31, 2024 and 2023, respectively.

Credit Agreement

On December 10, 2019, the Company entered into $2,750 million of senior secured credit facilities (the "Credit Facilities"), consisting of a $250 million revolving credit facility (the "Revolving Credit Facility"), and a $2,500 million first lien term loan (the "Old Term Loan"). The Credit Facilities were provided pursuant to a Credit Agreement, dated as of December 10, 2019 (the "Credit Agreement"), by and among Playtika, the lenders party thereto, and UBS AG, Stamford Branch (as successor in interest to Credit Suisse, AG, Cayman Islands Branch), as administrative agent (in such capacity, the "Administrative Agent") and collateral agent (in such capacity, the "Collateral Agent"). Proceeds borrowed under the Credit Facilities on the closing date were used to pay off the outstanding balance on the Company’s prior debt facility. On June 15, 2020, the Company increased the capacity of the Revolving Credit Facility to $350 million. On January 15, 2021, the Company increased the borrowing capacity of the Revolving Credit Facility from $350 million to $550 million.

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

The Credit Agreement permits voluntary prepayments and requires mandatory prepayments in certain events including among others, 50% (subject to step-downs to 25% and 0% based upon the Company’s net total secured leverage ratio) of the Company’s excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary asset sale transactions (subject to reinvestment rights), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement). The Company is not required to make an excess cash flow payment based upon its secured leverage ratio for 2024.

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

The Credit Agreement requires that the Company and the guarantors (a) generate at least 80.0% of the EBITDA of the Company and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all “Material Intellectual Property” (defined as any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of the EBITDA of the Company and its restricted subsidiaries for the then most recently ended four fiscal quarters) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If the Company and the guarantors do not satisfy such requirement, then the Company must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. During the year ended December 31, 2021, the Company voluntarily designated certain subsidiaries in Germany, Austria and Finland as additional guarantors. As of December 31, 2024, the Company was in compliance with these requirements.

Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.00, calculated as total first lien senior secured net debt divided by Credit Adjusted EBITDA. At December 31, 2024, the Company’s first-priority net senior secured leverage ratio was 1.67 to 1.00 based upon Credit Adjusted EBITDA of $757.7 million and net debt (as defined in the Credit Agreement) of $1,263.3 million.

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

The Company was in compliance with its financial and other covenants under the Credit Agreement as of December 31, 2024.

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

Scheduled principal payments of long-term debt

The scheduled principal payments due on long-term debt are as follows (in millions):

2025	$19.0
2026	19.0
2027	19.0
2028	1,771.8
2029	600.0
Total	$2,428.8

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

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”). The Plan authorizes the issuance of stock options, restricted stock, RSUs, PSUs, dividend equivalents, stock appreciation rights, performance bonus awards and other incentive awards. The Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company.

As of December 31, 2024, a total of 63,401,657 shares of the Company’s common stock had been allocated to awards granted under the Plan and 957,970 shares remained available for future grants. If, on January 1st of each year through January 2030, the number of shares available for grant is less than 3.5% of the total shares of the Company’s outstanding common stock, then the number of shares available for grant will increase to an amount equal to the lesser of (i) 3.5% of the total shares of the Company’s outstanding common stock or (ii) such number of shares determined by the Board of Directors. On January 1, 2025 and 2024, the number of shares of issuance under the Plan increased by 12.2 million and 7.2 million, respectively. On January 1, 2023, there was no increase to the number of shares available for issuance under the Plan.

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

Option Exchange

On November 14, 2022, the Company commenced a voluntary, one-time stock option exchange program (the “Option Exchange”) pursuant to which eligible service providers (including eligible employees) were able to exchange outstanding stock options for a lesser amount of new RSUs to be issued under the Plan. No members of the Board held outstanding stock options and therefore the members of the Board did not participate in the Option Exchange. Service providers who elected to participate in the Option Exchange received one RSU for every 2.5 shares of Playtika common stock underlying the eligible options surrendered. This “exchange ratio” (2.5-for-1) was applied on a grant-by-grant basis.

On December 15, 2022, 10,886,748 options were exchanged for 4,353,438 RSUs. The Company accounted for the Option Exchange as a modification and is recording incremental compensation expense of approximately $10.1 million from the time of the Option Exchange through the remaining vesting period.

Cash Dividend

On April 5, July 5 and October 4, 2024, in accordance with approval by the Board of Directors of the Company (“the Board”), the Company paid cash dividends of $0.10 per shares of the Company’s outstanding common stock. Additionally, the Board declared a cash dividend of $0.10 per share of the Company’s outstanding common stock, that was paid on January 3, 2025 to stockholders of record as of the close of business on December 20, 2024. The dividend payable amount of $37.3 million is recorded in accrued expenses and other current liabilities at December 31, 2024.

Stock Repurchase Program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2024, the Company repurchased approximately 0.1 million shares of its common stock at an average cost of $7.03 per share. As of December 31, 2024, $149.2 million remains available under the Company’s stock repurchase program.

Stock options

The following table summarizes the Company’s stock option activity:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2024	1.7	7.6	$17.72
Granted	—		$—
Exercised	—
Cancelled	(0.4)		$18.67
Expired	—		$—
Outstanding at December 31, 2024	1.3	6.7	$17.42	$—
Exercisable at December 31, 2024	1.0	6.5	$18.51	$—

There were no stock options exercised during the years ended December 31, 2024, 2023 or 2022. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2023 was $10.29 per share. There were no stock options granted during the year ended December 31, 2024.

The Company will issue new shares of common stock upon exercise of stock options.

The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value associated with all employee stock options and for grants of RSUs and certain PSUs subsequent to the commencement of the Company paying dividends, which is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

–Fair value of common stock - The Company uses the public trading price of its common stock on the Nasdaq stock market to determine the fair value of its common stock.

–Risk-free interest rate - The risk-free interest rate is estimated based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of the respective equity award.

–Expected dividend yield - The fair value of all options and RSUs granted prior to February 2024 was determined based upon the assumption that we would not pay cash dividends on shares of our common stock. Subsequent to this date, the Company estimates the dividend yield based on the expected annual dividend per share divided by the closing stock price on the grant date.

–Expected term - For options, the Company estimated the expected term based on the average time between the vesting date and expiration date, ten years after the grant date, of the respective equity option award. For RSUs, the Company estimated the expected term based on the average time between the grant date and the final vesting date of the respective RSU award, typically two to four years.

–Expected volatility – Prior to the Company’s initial public offering of equity in January 2021, as the Company was a private company at the time of valuation, the Company estimated volatility based on the volatilities exhibited by comparable public companies and the Company’s capital structure and utilized the observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumption. Subsequent to the Company’s initial public offering, the Company continues to estimate volatility in the same manner as it has not yet established sufficient history to estimate volatility of its own shares.

The table below summarizes the assumptions used for the options granted in the year ended December 31, 2023:

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

RSUs

The following table summarizes the Company’s RSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2022	11.4	$25.29
Granted(1)	11.0	$15.43
Vested	(4.5)	$24.92	$55.1
Cancelled	(3.0)	$22.30
Outstanding at December 31, 2022	14.9	$18.69
Granted	13.8	$8.81
Vested	(6.4)	$19.00	$61.6
Cancelled	(1.0)	$17.67
Outstanding at December 31, 2023	21.3	$12.24
Granted	7.4	$6.36
Vested	(5.7)	$16.98	$42.2
Cancelled	(3.4)	$11.75
Outstanding at December 31, 2024	19.6	$8.70
__________
(1)    The number of RSUs granted includes those resulting from the Option Exchange.

The table below summarizes the assumptions used for the RSUs granted in the year ended December 31, 2024:

Risk-free interest rate	3.67% - 4.57%
Expected dividend yield	4.87% - 5.67%
Expected term in years	2.3 - 3.6
Expected volatility	46.32% - 50.56%

RSUs generally vest 25% on the first anniversary of the grant date, and the remaining 75% of the RSUs vest in equal quarterly installments during the three years following the first anniversary of the grant date. RSUs granted to the Board of Directors of the Company vest immediately. RSUs granted in December 2024 vest quarterly over three years, certain RSUs granted in December 2023 vest 12.5% eighteen months after the grant date and then in equally quarterly installments over the following 3.5 years, and RSUs granted in 2022 as a result of the Option Exchange generally vest in equal quarterly installments over three years. Except as provided in an award agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s common stock upon vesting.

PSUs

On February 7, 2022, the Compensation Committee of the Board of Directors of the Company approved the grant of PSUs to certain employees pursuant to the Plan (the “2022 PSUs”). For each annual performance period consisting of calendar years 2022 through 2025, up to 25% of the 2022 PSUs will be eligible to vest based on the Company’s annual revenue growth rate during the applicable performance period relative to threshold, target and maximum achievement levels.

If the Company’s annual revenue growth rate for a performance period is between two achievement levels, the achievement percentage will be determined by linear interpolation between the applicable achievement levels. Notwithstanding the foregoing, in no event shall less than 25 PSUs vest during each performance period for Israeli participants.

On November 10, 2022, the Compensation Committee of the Board of Directors of the Company approved an amendment to the 2022 PSU agreement resulting in a modification of the PSU awards and stock-based compensation expense.

On December 18, 2024, the Compensation Committee of the Board of Directors of the Company approved PSU grants to certain employees pursuant to the Plan (collectively, the “2024 PSUs”). For each annual performance period consisting of calendar years 2025 through 2027, up to one-third of the 2024 PSUs will be eligible to vest based on certain performance criteria:

–Adjusted EBITDA PSUs - The Company’s Adjusted EBITDA target during the applicable performance periods relative to three defined targets. If the Company’s Adjusted EBITDA for a performance period does not equal or exceed the target set forth, no Adjusted EBITDA PSUs shall vest.

–AGR PSUs - The Company’s annual revenue growth rate (“AGR”) during the applicable performance periods relative to three defined achievement levels.

–TSR PSUs - The Company’s total shareholder return (“TSR”) during the applicable performance periods relative to the three defined achievement levels.

If the Company’s AGR and TSR results for a performance period are between two achievement levels, the achievement percentage of the AGR PSUs and TSR PSUs will be determined by linear interpolation between the applicable achievement levels.

The table below summarizes the grant date valuation assumptions used for the Adjusted EBITDA and AGR PSUs granted in the year ended December 31, 2024:

Risk-free interest rate	4.25% - 4.30%
Expected dividend yield	5.62%
Expected term in years	1.0 - 3.0
Expected volatility	43.96% - 50.70%

The Company uses the Monte Carlo pricing model to estimate the grant-date fair value associated with the TSR PSUs, which is affected by assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award. Fair value of common stock, risk-free interest rate, expected dividend yield and expected term are defined consistent with descriptions above. Expected volatility is calculated using the Company’s historical data.

The table below summarizes the grant date valuation assumptions used for the TSR PSUs granted in the year ended December 31, 2024:

Risk-free interest rate	4.31%
Expected dividend yield	5.62%
Expected term in years	1.0 - 3.0
Expected volatility	49.56%

The following table summarizes the Company’s PSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2022	—	$—
Granted	3.5	$9.72
Vested	—	$—	$—
Cancelled	(0.3)	$9.72
Outstanding at December 31, 2022	3.2	$9.72
Granted	—	$—
Vested	(0.4)	$9.72	$4.2
Cancelled	(0.6)	$9.72
Outstanding at December 31, 2023	2.2	$9.72
Granted	9.8	$4.86
Vested	*	$9.72	*
Cancelled	(1.1)	$9.72
Outstanding at December 31, 2024	10.9	$5.33
__________
(1)    The number of shares for the PSUs listed as granted represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

*    Represents an amount less than 0.1 or $0.1

As of December 31, 2024, the Company believed it probable that the 2025 performance target of the 2022 PSUs, as outlined in the amended award agreements, and all tranches of the 2024 PSUs would achieve 100% achievement of their respective performance criteria, as defined. Therefore, all of the potential expense associated with these awards was recognized or will be recognized over the applicable performance period of the respective tranche.

On February 17, 2025, and February 7, 2024, the Board of Directors of the Company ratified the Company’s annual revenue growth rate during 2024 and 2023, respectively. None of the PSU awards eligible to vest for the 2024 or 2023 performance periods were approved to vest. On February 9, 2023, the Board of Directors of the Company ratified the Company’s annual revenue growth rate during 2022 and approved the vesting of 50.9% of the PSU awards eligible to vest for the 2022 performance period.

Stock-based compensation

The following table summarizes stock-based compensation costs by award type (in millions):

	Year ended December 31,
	2024	2023	2022
Stock options	$3.2	$3.4	$24.2
RSUs	97.8	106.7	96.1
PSUs	0.2	2.9	5.2
Total stock-based compensation costs	$101.2	$113.0	$125.5

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statements of comprehensive income (in millions):

	Year ended December 31,
	2024	2023	2022
Research and development expenses	$30.1	$37.4	$43.4
Sales and marketing expenses	6.5	9.1	10.6
General and administrative expenses	62.6	63.5	69.5
Total stock-based compensation costs, net of amounts capitalized	$99.2	$110.0	$123.5

During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $2.0 million, $3.0 million and $2.0 million of stock-based compensation cost, respectively.

As of December 31, 2024, the Company’s unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $1.4 million, $156.6 million and $48.5 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 1.4 years, 3.0 years and 2.0 years, respectively.

NOTE 14.     DERIVATIVE INSTRUMENTS

Interest rate swap agreements

In March 2021, the Company entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce the Company’s counterparty risk. The initial terms of each swap required the Company to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. In June 2023 these two interest rate swap agreements were amended so that effective July 31, 2023, the Company pays a fixed interest rate of 0.85% in exchange for receiving on-month Term SOFR. The amendment did not impact the hedge effectiveness.

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

The aggregate fair value of the Company’s interest rate swap agreements was an asset of $29.2 million as of December 31, 2024 and was recorded between prepaid expenses and other current asset and other non-current assets in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows. The aggregate fair value of the Company’s interest rate swap agreements was an asset of $36.1 million as of December 31, 2023 and was recorded between prepaid expenses and other current assets, other non-current assets, and other long-term liabilities in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows.

Foreign currency hedge agreements

At December 31, 2024, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $194.5 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $2.2 million as of December 31, 2024 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The aggregate fair value of the Company’s derivative contracts was a net asset of $3.4 million as of December 31, 2023 and was recorded in prepaid expenses and other current assets and accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The following table summarizes the volume of derivative instrument activity (in millions):

	Year ended December 31,
	2024	2023	2022
Derivative instruments - foreign currency derivative contracts	$198.4	$302.3	$311.9
Derivative instruments - interest rate swaps	—	500.0	—
Derivative instruments - others (non-hedging)	—	1.6	50.5

NOTE 15.    FAIR VALUE MEASUREMENTS

The Company’s assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs.

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	December 31, 2024
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,828.8	$1,831.1	Level 2
Senior Notes	600.0	541.5	Level 2
Total debt	$2,428.8	$2,372.6

	December 31, 2023
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,852.5	$1,847.9	Level 2
Senior Notes	600.0	525.8	Level 2
Total debt	$2,452.5	$2,373.7

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheet (in millions):

		Fair Value at
	Pricing Category	December 31, 2024	December 31, 2023
Cash equivalents
Money market funds	Level 1	$331.4	$524.4
Term deposits	Level 1	93.1	290.3
Commercial papers	Level 2	10.0	104.8

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$19.4	$25.3
Derivative instruments - foreign currency derivative contracts	Level 2	1.1	4.3

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$9.8	$15.2

Accrued expenses and other current liabilities:
Derivative instruments - foreign currency derivative contracts	Level 2	$3.3	$0.9

Other long-term liabilities
Derivative instruments - interest rate swaps	Level 2	$—	$4.4

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

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of December 31, 2022	$—
Recorded in connection with acquisition transactions(1)	65.4
Fair value adjustments based upon post-acquisition performance	1.4
Balance as of December 31, 2023	66.8
Recorded in connection with SuperPlay acquisition	350.0
Payment of contingent consideration earned	(26.7)
Fair value adjustments based upon post-acquisition performance	(9.8)
Reclassification of contingent consideration to accrued expenses and other current liabilities(2)	(0.7)
Balance as of December 31, 2024(3)	$379.6
_______
(1)    Amount comprised of $63.0 million and $2.4 million for InnPlay and Youda acquisitions, respectively.
(2)    Represents amount deemed fixed and payable, no longer contingent consideration.
(3)    Amount comprised of $354.6 million and $25.0 million for SuperPlay and InnPlay acquisitions, respectively.

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

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. A pre-trial hearing was held on May 4, 2023. The parties agreed to appoint a mediator to try and resolve the dispute. The first mediation meeting was held on August 16, 2023 and the second mediation meeting was held on January 7, 2024. The parties agreed upon a settlement which was published for review by certain third parties The Office of the Attorney General filed its position on the settlement on behalf of certain professional authorities noting certain concerns regarding the proposed settlement. A hearing on the settlement took place on December 15, 2024, during which the court provided feedback and requested clarification regarding the proposed settlement. In response, the Company submitted a modified settlement on January 20, 2025. The Court has requested further clarification regarding the modified settlement and a hearing has been scheduled on February 17, 2025 to review the modified settlement. The expected range of loss is not material to the Company’s financial statements as a whole. If a mediated resolution is not reached the Company will continue defending this case vigorously.

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

On June 7, 2024, the Company received a demand letter from counsel for Scott G. Kormos, one of the plaintiffs in the Kormos v Playtika Holding UK II Limited, et al. matter described above, pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s books and records, particularly relating to the share repurchase program the Company announced in May 2024. The Company has responded to the demand, stating its belief that the demand letter fails to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company has engaged in negotiations with Mr. Kormos’ counsel regarding the production of materials in relation to the demand.

On December 12, 2024, the Company received a demand letter from counsel for Scott G. Kormos, one of the plaintiffs in the Kormos v Playtika Holding UK II Limited, et al. matter described above, pursuant to Section 220 of the DGCL, seeking disclosure of certain of the Company’s books and records, particularly relating to the pledge of the Company’s common stock by Playtika Holding UK II Limited. The Company has responded to the demand, stating its belief that the demand letter fails to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company has engaged in negotiations with Mr. Kormos’ counsel regarding the production of materials in relation to the demand.

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. After the Company removed the case to the U.S. District Court for the Eastern District of Tennessee, plaintiff filed a motion to remand the case back to the Coffee County Circuit Court which the Company opposed. The Company also filed a motion to dismiss and a motion to compel arbitration. The U.S. District Court for the Eastern District of Tennessee issued an order to remand on September 26, 2024 and the Company filed a petition to appeal the order on October 17, 2024. The Court granted the Company’s petition for permission to appeal on January 17, 2025, and the appeal is currently in the briefing process. The other motions to dismiss and compel arbitration have been briefed and are currently pending. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The Company timely removed the new complaint to the same U.S. district court on September 28, 2023. On October 20, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court which the Company opposed. The U.S. District Court for the Northern District of Alabama issued an order to remand on January 7, 2025 and the Company filed a petition to appeal the order on January 16, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit seeks to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief plaintiff is entitled to. The Company filed a motion to dismiss and a motion to compel arbitration on January 31, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Customs House submitted its statement of defense on April 17, 2024 and the Company submitted its response to the statement of defense on June 16. A pre-trial meeting has been scheduled for June 17, 2025. In the meantime, the parties have continued to engage in the discovery process and have also engaged in preliminary settlement discussions. The Company intends to pursue this case vigorously.

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

On October 17, 2024, the Company received pre-arbitration notices from a different set of affiliated law firms purporting to represent 798 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful and that the claimants made purchases in the Company’s games which were the result of unfair and deceptive practices that violate consumer protection laws. On January 31, 2025, the affiliated law firms filed arbitration demands on behalf of approximately 1,500 claimants. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

In December 2024, the Company provided to the Seller parties in the Youda Games acquisition the calculation of the earnout amount. The Sellers have disputed the calculation of the earnout amount. As this dispute is in the preliminary stages, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend its positions vigorously.

NOTE 17.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company's players and type of platform (in millions):

	Year ended December 31,
	2024	2023	2022
Geographic location
USA	$1,700.6	$1,777.5	$1,843.0
EMEA	495.9	431.9	390.1
APAC	176.8	180.9	201.5
Other	176.0	176.7	180.9
Total	$2,549.3	$2,567.0	$2,615.5

Revenues through third-party platforms and through the Company’s own Direct-to-Consumer platforms were as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Revenues
Third-party platforms	$1,855.1	$1,927.6	$2,008.6
Direct-to-Consumer platforms	694.2	639.4	606.9
Total	$2,549.3	$2,567.0	$2,615.5

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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Accounts receivable	$187.6	$171.5
Contract assets (1)	9.4	12.5
Contract liabilities (2)	36.4	46.0
_______

(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the year ended December 31, 2024, the Company recognized $45.5 million of its contract liabilities balance that were outstanding as of December 31, 2023.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 18.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”.) The CODM uses revenues and net income for purposes of assessing performance and deciding how to allocate resources. In addition to revenues and net income, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: advertising expense (as disclosed in Note 1, Organization and Summary of Significant Accounting Policies,) and interest expense (as disclosed in Note 20, Interest and Other, Net.) Asset information as presented on the consolidated balance sheets is provided to the CODM.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	December 31,
	2024	2023
Israel	$95.4	$94.0
USA	58.4	64.8
Ukraine	15.4	21.8
Other	36.1	39.6
Total long-lived assets, net	$205.3	$220.2

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

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under the 2021-2024 Plan of $92.5 million, $111.9 million and $106.2 million during the years ended December 31, 2024, 2023 and 2022 respectively.
The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $0.4 million, $0.3 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 20.    INTEREST AND OTHER, NET

Interest and other, net for the years ended December 31, 2024, 2023 and 2022, are as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Interest expense	$155.2	$154.2	$117.5
Interest income	(56.1)	(43.9)	(14.1)
Foreign currency translation differences, net	11.6	(1.3)	7.0
Other	0.4	0.5	0.2
Total interest expense and other, net	$111.1	$109.5	$110.6

NOTE 21.    INCOME TAXES

Deferred tax assets and liabilities

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carry-forwards	$54.2	$32.6
Research and development expenses	83.1	57.7
Operating lease liabilities	18.3	20.9
Stock-based compensation	19.1	19.7
Interest expense	21.2	17.9
Foreign tax credit carryforward	37.2	37.2
Other	17.9	22.1
Deferred tax assets	251.0	208.1
Valuation allowances	(60.3)	(45.0)
Net deferred tax assets	190.7	163.1
Deferred tax liabilities
Intangible assets	(59.9)	(36.4)
Undistributed foreign earnings	—	(11.0)
Debt issuance costs	(4.0)	(5.1)
Property and equipment	(8.0)	(8.1)
Derivative instruments	(6.8)	(8.4)
Operating lease right-of-use assets	(17.7)	(20.3)
Other	—	(4.1)
Deferred tax liabilities	(96.4)	(93.4)
Net deferred tax assets (liabilities)	$94.3	$69.7

Deferred taxes are reported in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets, net	$119.0	$99.3
Deferred tax liabilities, net	(24.7)	(29.6)
Net deferred tax assets (liabilities)	$94.3	$69.7

Based on available evidence, management believes it is not more-likely-than-not that $60.3 million U.S., Israel, and Finland deferred tax assets will be fully realizable. Accordingly, in those jurisdictions, the Company has recorded a valuation allowance against these assets. The Company regularly reviews the deferred tax assets for recoverability based on all of the available positive and negative evidence, with a focus on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.

For the year ended December 31, 2023, the Company considered that some of the undistributed earnings of its non-U.S. subsidiaries may be repatriated in the near future. As a result, the Company accrued $11.0 million of estimated withholding tax liability. As of December 31, 2024, the Company has reevaluated its assertion and reversed the previously accrued deferred tax liability for undistributed foreign earnings and recognized $11.0 million of tax benefit. The Company considers all undistributed earnings of its non-U.S. subsidiaries to be indefinitely reinvested, with the exception of certain subsidiaries that can repatriate tax-free. The determination of the amount of any deferred income or withholding tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.

Net operating loss carry-forwards

The Company has net operating loss carryforwards in certain jurisdictions, including Israel, Finland, and the U.S. of $293.2 million, $40.5 million, and $8.4 million, respectively. The net operating losses in Israel and the U.S. are carried forward indefinitely. The net operating losses in the Finland expire from 2031 through 2034.

The Company’s income tax return is subject to examination by federal, state and non-U.S. tax authorities. The 2020 through 2023 U.S. federal income tax filings are currently open tax years available for examination by the IRS. U.S. state tax jurisdictions have statutes of limitation generally ranging from three to five years, with the earliest open tax year for the Company being 2019. Years still open to examination by tax authorities in Israel, which is the main jurisdiction other than the U.S. are 2017 through 2023. The Israeli tax authorities are currently examining tax years 2017 through 2021.

Income before income taxes is comprised as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Domestic (U.S.)	$92.9	$97.2	$127.0
Foreign	187.6	294.9	233.8
Income before taxes on income	$280.5	$392.1	$360.8

Effective income tax rate reconciliations:

	Year ended December 31,
	2024	2023	2022
US statutory tax rate	21.0%	21.0%	21.0%
Foreign tax rate differentials	4.3%	3.3%	2.9%
Effect of “Preferred Technology Enterprise” status	(2.9)%	(4.6)%	(3.8)%
Nondeductible stock-based compensation	3.1%	1.5%	2.4%
162(m) Limitation	1.2%	1.0%	0.9%
GILTI and Foreign adjustments	5.0%	4.3%	4.3%
Change in valuation allowance	5.5%	1.1%	(4.0)%
Withholding taxes	0.1%	0.1%	1.3%
State taxes, net of federal benefit	2.8%	2.0%	1.4%
Change in uncertain tax positions	5.0%	8.9%	0.6%
Repatriation of undistributed earnings	(3.9)%	2.8%	—%
Return-To-Provision Adjustments	0.1%	(1.2)%	(4.7)%
Other	0.9%	(0.1)%	1.4%
Effective tax rate	42.2%	40.1%	23.7%

The Company believes that certain of its Israeli subsidiaries qualify as Preferred Technology Enterprises, entitled to a special tax track, under the Israeli Investment Law, 5719-1959 (the “Investment Law”) and accordingly are eligible for a reduced corporate tax rate of 12% on their preferred technology income, as defined in the Investment Law, beginning from tax year 2017 and onwards. A Preferred Technology Enterprise becomes a Special Preferred Technology Enterprise and is entitled to a reduced corporate tax rate of 6% on their preferred technology income when the worldwide revenues reach ILS 10 billion annually. The Company expects that the Israeli subsidiaries qualifying as Preferred Technology Enterprises in the current year will continue to qualify as Preferred Technology Enterprises or become Special Preferred Technology Enterprises in subsequent tax years. Income not eligible for Preferred Technology Enterprise benefits is taxed at the regular corporate tax rate at 23% beginning in 2018. Non-Israeli subsidiaries are taxed according to the tax laws in their respective countries of residence. During the first quarter of 2024, the Company received a final assessment from the Israel Tax Authority asserting that a smaller proportion of the Company’s 2017 earnings qualified for reduced tax rates under the Preferred Technology Enterprise regime than what the Company had asserted on its tax return. Applying this same assertion to all open tax years 2017 through 2024, the assessment results in an aggregate exposure of approximately $93.6 million more income tax than what the Company has included on its prior tax returns for 2017 through 2023, or expects to include on its upcoming 2024 tax return. During the fourth quarter of 2024, the Company filed an appeal to the Israeli court of the 2017 final assessment and believes that its associated reserves are adequate based on available information. However, it is possible that any final amounts payable in connection with this tax assessment could exceed the Company’s current reserves.

The provision for income taxes is comprised as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Current	$153.0	$214.0	$134.2
Deferred	(34.7)	(56.9)	(48.7)
Total	$118.3	$157.1	$85.5

Domestic (U.S.)	$12.2	$42.4	$(27.2)
Foreign	106.1	114.7	112.7
Total	$118.3	$157.1	$85.5

	Year ended December 31,
	2024	2023	2022
U.S. Federal
Current	$32.4	$63.1	$(32.4)
Deferred	(30.1)	(30.8)	(1.3)
Total	$2.3	$32.3	$(33.7)
U.S. State
Current	$10.7	$9.9	$9.2
Deferred	(0.8)	0.2	(2.7)
Total	$9.9	$10.1	$6.5
Foreign
Current	$109.9	$141.0	$157.5
Deferred	(3.8)	(26.3)	(44.8)
Total	$106.1	$114.7	$112.7

Uncertain tax positions

A reconciliation of the opening and closing balances of total unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2024	2023
Balance as of January 1	$261.0	$231.4
Increases in respect of tax positions related to the current year	38.9	56.7
Increases in respect of tax positions related to prior years	0.8	0.9
Reductions in respect of settlements with authorities	(5.2)	(4.3)
Reductions in respect of tax positions related to prior years	—	(0.2)
Reductions in respect of exchange rate fluctuations	(1.5)	(23.5)
Balance as of December 31	$294.0	$261.0

Included in the balance of total unrecognized tax benefits at December 31, 2024 is $100.3 million of tax benefits that if recognized, would affect the Company’s effective tax rate. The balance of the accrual relating to interest and penalties as of December 31, 2024 is $26.4 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could change significantly within 12 months of the reporting date as a result of the open examination in Israel for the tax years ended 2017 through 2021. The nature of this uncertainty primarily relates to the applicability of beneficial tax rates on certain income streams. However, a reasonable estimate of the range of possible changes cannot be made at this time.

As of December 31, 2024, the Company has a net unrecognized tax benefit liability of $75.2 million associated with potential transfer pricing adjustments. The applicable guidance prohibits offsetting the unrecognized tax benefit liability and the unrecognized tax benefit asset amounts and accordingly, the Company presents such amounts on the balance sheet on a gross basis.

NOTE 22.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows a summary of changes in accumulated other comprehensive income (loss), net of tax, for the respective periods (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2023	$(15.6)	$37.7	$(4.5)	$17.6
Other comprehensive income (loss) before reclassifications	5.6	12.3	(1.7)	16.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	(22.2)	9.0	(13.2)
Balance as of December 31, 2023	(10.0)	27.8	2.8	20.6
Other comprehensive income (loss) before reclassifications	(10.9)	18.3	(5.3)	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(23.6)	0.7	(22.9)
Balance as of December 31, 2024	$(20.9)	$22.5	$(1.8)	$(0.2)

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Interest rate swaps	$(1.6)	$(3.0)	$10.0
Foreign currency derivative contracts	(0.9)	1.4	(1.0)

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the years ended December 31, 2024 and 2023.

NOTE 23.    NET INCOME ATTRIBUTABLE TO ORDINARY STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to ordinary stockholders (in millions, except per share data):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net income	$162.2	$235.0	$275.3
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	371.8	366.3	401.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	372.1	366.8	401.6
Net income per share, basic	$0.44	$0.64	$0.69
Net income per share, diluted	$0.44	$0.64	$0.69

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

	Year ended December 31,
	2024	2023	2022
Stock options	1.5	2.2	15.8
RSUs	14.4	10.9	13.0
Total	15.9	13.1	28.8

Option awards that were deemed to be anti-dilutive and were modified in the Option Exchange are included in table above for the period they were outstanding in 2022 prior to the Option Exchange. In addition, 10.9 million PSUs were excluded from the calculation of diluted net income per share for the year ended December 31, 2024 because the minimum performance measures have not yet been met.

NOTE 24.    SUBSEQUENT EVENTS

On February 26, 2025, Board of Directors of the Company declared a cash dividend of $0.10 per share of the Company’s outstanding common stock, payable on April 4, 2025 to stockholders of record as of the close of business on March 21, 2025, with future dividends subject to market conditions and Board approval.

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. Other than the dividend declaration and equity-related items disclosed in Note 13, Equity Transactions and Stock Incentive Plan, there have been no other subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2024.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

On November 20, 2024, the acquisition of SuperPlay Ltd was completed. Management has begun the evaluation of the internal control activities within the ongoing operations of SuperPlay. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessments of internal control over financial reporting and disclosure controls and procedures for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded SuperPlay from our annual assessment of internal control over financial reporting as of December 31, 2024. As of December 31, 2024, total assets related to SuperPlay represented approximately 31.3% of our total assets, which consisted primarily of intangible assets, including goodwill. Revenues from SuperPlay comprised approximately 1.9% of our consolidated revenues for the year ended December 31, 2024. We will include SuperPlay in our evaluation of internal control over financial reporting as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

We have adopted insider trading policies and procedures applicable to our directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market LLC listing standards. Our Playtika Holding Corp. Insider Trading Compliance Policy, among other things, requires directors, officers and employees of the Company and its controlled affiliates in possession of material non-public information about the Company or companies with whom the Company does business to abstain from trading or advising others to trade in the respective company’s securities from the time that they obtain such inside information until adequate public disclosure of the information. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Form 10-K.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Playtika Holding Corp. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II, Item 8 of this report are listed below:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

(a)(2)    Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is otherwise included.

PLAYTIKA HOLDING CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year ended December 31, 2024	$45.0	$15.5	$(0.2)	$60.3
Year ended December 31, 2023	39.4	5.8	(0.2)	45.0
Year ended December 31, 2022	53.8	—	(14.4)	39.4

(a)(3)    Exhibits:

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
2.1
Share Purchase Agreement, dated as of September 14, 2023, by and among Playtika Ltd., G.S. InnPlay Labs Ltd. and the shareholders of InnPlay Labs Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 15, 2023)

2.2
First Amendment to Share Purchase Agreement, dated as of June 18, 2024, by and among Playtika Ltd., G.S. InnPlay Labs Ltd, and the shareholders of InnPlay Labs Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2024)

2.3
Share Purchase Agreement, dated as of September 18, 2024, by and among Playtika Holding Corp., Playtika Ltd., SuperPlay Ltd., the shareholders of SuperPlay Ltd. and Gigi Levy-Weiss, as the shareholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 20, 2024)

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

10.24#
Form of Performance Stock Unit Agreement for Israeli Participants under 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2022)

10.25#	Form of Amendment to Performance Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 14, 2022)
10.26#
Employment Agreement, dated as of November 30, 2022, by and between Playtika Ltd. and Gili Brudno (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 4, 2023)

10.27
Third Amendment to Credit Agreement, dated as of June 19, 2023, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties Thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q, as filed with the SEC on August 8, 2023)

10.28#
Employment Agreement, dated as of June 4, 2024, by and between Playtika Ltd. and Uri Rubin (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2024)

10.29#
Employment Agreement, dated as of June 9, 2024, by and between Playtika Ltd. and Ariel Sandler (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2024)

10.30#	Form of Performance Stock Unit Agreement under 2020 Incentive Award Plan, approved December 18, 2024	X
10.31#	Form of Performance Stock Unit Agreement for Israeli Participants under 2020 Incentive Award Plan, approved December 18, 2024	X
19.1	Playtika Holding Corp. Insider Trading Compliance Policy	X
21.1	List of Significant Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Playtika Holding Corp. Policy for Recovery of Erroneously Awarded Compensation	X
101.INS	XBRL Inline Instance Document	X
101.SCH	XBRL Inline Taxonomy Extension Schema Document	X

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Inline Taxonomy Extension Calculation Definition Document	X
101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
__________

#    Indicates management contract or compensatory plan.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYTIKA HOLDING CORP.
Registrant

By:	/s/ Robert Antokol
Robert Antokol
Chief Executive Officer and Chairperson of the Board
Dated as of February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2025.

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