Form 10-Q
period 2025-03-31
Playtika Holding Corp.
filed 2025-05-08
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025 the registrant had 375,216,675 shares of common stock, $0.01 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•actions of our majority shareholder or other third parties that influence us;
•our reliance on third-party platforms, such as the iOS App Store and Google Play Store, to distribute our games and collect revenues, and the risk that such platforms may adversely change their policies;
•our reliance on a limited number of games to generate the majority of our revenue;
•our reliance on a small percentage of total users to generate a majority of our revenue;
•our free-to-play business model, and the value of virtual items sold in our games, is highly dependent on how we manage the game revenues and pricing models;
•our inability to integrate SuperPlay into our operations successfully or realize the anticipated benefits of this acquisition, along with our inability to identify acquisition targets that fit our strategy or complete acquisitions and integrate any acquired businesses successfully, could limit our growth, disrupt our plans and operations, or impact the amount of capital allocated to mergers and acquisitions;
•our ability to compete in a highly competitive industry with low barriers to entry;
•our ability to retain existing players, attract new players and increase the monetization of our player base;
•our ability to develop and/or launch new products and content or otherwise execute against our product roadmap strategy;
•we have significant indebtedness and are subject to the obligations and restrictive covenants under our debt instruments;
•our inability to obtain additional financing on favorable terms or at all;
•our controlled company status;
•legal or regulatory restrictions or proceedings could adversely impact our business and limit the growth of our operations;
•risks related to our international operations and ownership, including our significant operations in Israel and Ukraine and the fact that our controlling stockholder is a Chinese-owned company;
•geopolitical events such as the Wars in Israel and Ukraine;
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

Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 27, 2025. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$434.8	$565.8
Short-term investments	79.5	—
Restricted cash	1.5	1.9
Accounts receivable	192.8	187.6
Prepaid expenses and other current assets	119.2	117.5
Total current assets	827.8	872.8
Property and equipment, net	110.2	115.4
Operating lease right-of-use assets	117.8	89.9
Intangible assets other than goodwill, net	526.8	562.2
Goodwill	1,696.5	1,692.3
Deferred tax assets, net	119.0	119.0
Investments in unconsolidated entities	20.9	20.6
Other non-current assets	157.6	167.0
Total assets	$3,576.6	$3,639.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$11.4	$11.6
Accounts payable	58.9	58.6
Operating lease liabilities, current	20.1	25.7
Accrued expenses and other current liabilities	367.9	463.0
Total current liabilities	458.3	558.9
Long-term debt	2,385.7	2,388.5
Contingent consideration	360.0	354.6
Other long-term liabilities	367.9	372.2
Operating lease liabilities, long-term	103.9	71.4
Deferred tax liabilities	18.0	24.7
Total liabilities	3,693.8	3,770.3
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 375.7 and 375.3 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both March 31, 2025 and December 31, 2024)	(603.5)	(603.5)
Additional paid-in capital	1,383.1	1,362.7
Accumulated other comprehensive income (loss)	0.3	(0.2)
Accumulated deficit	(901.2)	(894.2)
Total stockholders' deficit	(117.2)	(131.1)
Total liabilities and stockholders’ deficit	$3,576.6	$3,639.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues	$706.0	$651.2
Costs and expenses
Cost of revenue	197.4	177.0
Research and development	103.8	106.9
Sales and marketing	271.8	190.4
General and administrative	65.2	71.8
Impairment charges	—	7.0
Total costs and expenses	638.2	553.1
Income from operations	67.8	98.1
Interest and other, net	26.7	23.2
Income before income taxes	41.1	74.9
Provision for income taxes	10.5	21.9
Net income	30.6	53.0
Other comprehensive income (loss)
Foreign currency translation	7.2	(4.0)
Change in fair value of derivatives	(6.7)	5.7
Total other comprehensive income (loss)	0.5	1.7
Comprehensive income	$31.1	$54.7

Net income per share attributable to common stockholders, basic	$0.08	$0.14
Net income per share attributable to common stockholders, diluted	$0.08	$0.14
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	375.4	370.5
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	376.0	370.8
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except for per share data)
(Unaudited)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2025	375.3	$4.1	$(603.5)	$1,362.7	$(0.2)	$(894.2)	$(131.1)
Net income	—	—	—	—	—	30.6	30.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(0.8)	*	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	—	25.8	—	—	25.8
Issuance of shares upon vesting of RSUs and PSUs	1.2	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balances at March 31, 2025	375.7	$4.1	$(603.5)	$1,383.1	$0.3	$(901.2)	$(117.2)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2024	370.0	$4.1	$(603.5)	$1,264.9	$20.6	$(907.6)	$(221.5)
Net income	—	—	—	—	—	53.0	53.0
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.1)	(37.1)
Stock-based compensation	—	—	—	24.2	—	—	24.2
Issuance of shares upon vesting of RSUs and PSUs	1.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	—	1.7	—	1.7
Balances at March 31, 2024	371.0	$4.1	$(603.5)	$1,288.4	$22.3	$(891.7)	$(180.4)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$30.6	$53.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11.1	12.3
Amortization of intangible assets	48.1	26.9
Impairment charges	—	7.0
Stock-based compensation	25.5	23.7
Amortization of loan discount	1.9	1.8
Change in contingent consideration	6.9	2.8
Change in deferred taxes, net	(4.5)	(3.6)
Loss from foreign currency	0.1	1.0
Non-cash lease expenses (benefit), net	(1.3)	(1.5)
Changes in operating assets and liabilities:
Accounts receivable	(4.4)	(1.1)
Prepaid expenses and other current and non-current assets	(1.9)	(6.3)
Accounts payable	8.3	2.5
Accrued expenses and other current and non-current liabilities	(101.6)	(88.9)
Net cash provided by operating activities	18.8	29.6
Cash flows from investing activities
Purchase of property and equipment	(10.4)	(14.0)
Capitalization of internal use software costs	(8.3)	(10.6)
Purchase of software for internal use	(6.6)	(10.3)
Purchase of short-term investments	(79.5)	—
Other investing activities	(0.3)	(1.0)
Net cash used in investing activities	(105.1)	(35.9)
Cash flows from financing activities
Dividend paid	(37.3)	—
Repayments on bank borrowings	(4.8)	(4.8)
Payment for share buyback	(4.8)	—
Payment of tax withholdings on stock-based payments	(0.5)	(0.7)
Net cash used in financing activities	(47.4)	(5.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.3	(2.4)
Net change in cash, cash equivalents and restricted cash	(131.4)	(14.2)
Cash, cash equivalents and restricted cash at the beginning of the period	567.7	1,031.7
Cash, cash equivalents and restricted cash at the end of the period	$436.3	$1,017.5

	Three months ended March 31,
	2025	2024
Supplemental cash flow disclosures
Cash paid for income taxes	$17.3	$33.2
Cash paid for interest	$40.6	$43.3
Cash received for interest	$6.1	$15.0
Non-cash financing and investing activities
Accrued dividend	$37.6	$37.1
Right-of-use assets acquired under operating leases	$31.9	$0.1
Accrued purchases of property and equipment and intangible assets	$2.4	$7.0
Capitalization of stock-based compensation costs	$0.3	$0.5
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corp. (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users at optimal points in their game journeys to drive user engagement and monetization.

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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2024 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

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

SuperPlay Ltd.

On November 20, 2024, the Company and Playtika Ltd., a wholly owned subsidiary of the Company, completed the acquisition of SuperPlay Ltd. (“SuperPlay”)(the “SuperPlay Acquisition”).

Within the accompanying consolidated financial statements, management has recorded the assets acquired and liabilities assumed or incurred in the acquisition, along with an estimate of the fair value for contingent consideration payable, based upon management’s financial models for this acquisition, and upon similar allocations from prior acquisitions. The Company engaged a third-party valuation specialist to assist the Company with estimating the acquisition-date fair value of the intangible assets acquired and contingent consideration payable. Although the Company does not expect material changes to this preliminary valuation, the valuation is not complete, and the review and finalization of this valuation and the associated accounting applied to the acquisition transaction could result in changes to the values assigned to the acquired assets and liabilities based on additional information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

During the three months ended March 31, 2025, the Company recorded $5.4 million of additional expense to adjust contingent consideration associated with the SuperPlay Acquisition to its estimated fair value as of March 31, 2025.

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

Apple and Google are significant distribution and payment platforms for the Company's games. A significant portion of the Company’s revenues has been generated from players who accessed the Company's games through these platforms. Therefore, the Company's accounts receivable are derived mainly from sales through these two platforms.

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable as of the dates indicated:

	March 31, 2025	December 31, 2024
Apple	60%	60%
Google	29%	29%

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

Cash and cash equivalents and Short-term investments

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase. Cash equivalents include investments in term deposits, commercial papers and money market funds that can be redeemed immediately at the current net asset value.

Investments with maturities of more than three months but less than one year from the date of purchase are included in short-term investments. Such short-term investments include investments in commercial papers.

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

The Company recognized compensation expenses in respect of retention unit and appreciation unit awards under its appreciation and retention plans of $22.9 million during the three months ended March 31, 2024. The 2021-2024 Retention Plan concluded in 2024 and there will be no additional compensation expenses related to the associated retention unit and appreciation unit awards.

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

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain expense lines denominated in Euros (“EUR”), Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 7, Derivative Instruments, for additional discussion.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount the Company would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of the Company’s interest rate swap agreements and foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820, Fair Value Measurement (“ASC 820”). See Note 8, Fair Value Measurements, for additional discussion.

Cash flows from derivatives, which are designated as accounting hedges, are presented consistently with the cash flow classification of the related hedged items.

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Due to poor performance of certain of these investments leading to significant uncertainty regarding their future viability, the Company recorded an impairment of $7.0 million related to one of its investments during the three months ended March 31, 2024. No change to the carrying amounts were recorded in the three month period ended March 31, 2025.

Net income per share attributable to common stockholders

For all periods presented herein, basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Performance Stock Units (“PSUs”) are considered potentially dilutive as of the first day of the reporting period in which the underlying performance metric is achieved. In the event of a loss, diluted shares are not considered because of their anti-dilutive effect. The Company uses the treasury stock method on a grant-by-grant basis as the method for determining the dilutive effect of options, Restricted Stock Units (“RSUs”) and PSUs. Under this method, it is assumed that the hypothetical proceeds received upon settlement are used to repurchase common shares at the average market price during the period.

NOTE 2.     SHORT-TERM INVESTMENTS

Short-term investments at March 31, 2025 are as follows (in millions):

	March 31, 2025
	Amortized cost	Allowance for credit losses	Unrealized gains	Unrealized losses
Commercial papers	$79.5	$—	$—	$—
Total short-term investments	$79.5	$—	$—	$—

The Company did not hold short-term investments at December 31, 2024.

NOTE 3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2025 and December 31, 2024 were as follows (in millions):

	March 31, 2025	December 31, 2024
Accrued expenses	$103.3	$113.3
Employees and related expenses	66.0	153.7
Media buy	53.8	47.9
Tax accruals	49.0	49.4
Dividend payable	37.6	37.3
Deferred revenues	31.7	36.4
Contingent consideration	26.5	25.0
Total accrued expenses and other current liabilities	$367.9	$463.0

NOTE 4.    LEASES

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	7.1	6.3
Weighted average discount rates	4.4%	4.5%

Total operating lease expense was $6.2 million and $6.0 million during the three months ended March 31, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $7.2 million and $6.3 million during the three months ended March 31, 2025 and 2024, respectively.

Maturities of lease liabilities are as follows as of March 31, 2025 (in millions):

Remaining 2025	$17.6
2026	25.1
2027	21.4
2028	15.8
2029	14.6
Thereafter	51.1
Total undiscounted cash flows	145.6
Less: imputed interest	(21.6)
Present value of lease liabilities	$124.0

NOTE 5.    DEBT

	March 31, 2025				December 31, 2024
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	7.190%	$1,802.2	$1,824.0	$1,805.4
Senior Notes	2029	4.250%	594.9	600.0	594.7
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,397.1	2,424.0	2,400.1
Less: Current portion of long-term debt			(11.4)	(19.0)	(11.6)
Long-term debt			$2,385.7	$2,405.0	$2,388.5

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $26.9 million and $28.7 million at March 31, 2025 and December 31, 2024, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At March 31, 2025, the Company’s first-priority net senior secured leverage ratio was 1.77 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of March 31, 2025.

The other significant terms and conditions of the Credit Agreement have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 27, 2025, other than what is disclosed in Note 16, Subsequent Events.

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

The significant terms and conditions of the Notes have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

NOTE 6.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of March 31, 2025, a total of 62,206,919 shares of the Company’s common stock had been allocated to awards granted under the Plan and 13,374,136 shares remained available for future grants.

Cash Dividend

On February 25, 2025, the Board of Directors of the Company declared a cash dividend of $0.10 per share of the Company’s outstanding common stock payable on April 4, 2025 to stockholders of record as of the close of business on March 21, 2025. The dividend amount of $37.6 million is recorded in accrued expenses and other current liabilities at March 31, 2025.

Stock Repurchase Program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2025, the Company repurchased and retired approximately 0.8 million shares of its common stock at an average cost of $5.90 per share. As of March 31, 2025, $144.3 million remains available under the Company’s stock repurchase program.

Stock Options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2025:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2025	1.3	6.7	$17.42
Granted	—		$—
Exercised	—
Cancelled	*		$18.91
Expired	—		$—
Outstanding at March 31, 2025	1.3	6.4	$17.36	$—
Exercisable at March 31, 2025	1.1	6.3	$18.31	$—

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value associated with all employee stock options. There were no options granted in the three months ended March 31, 2025 or 2024.

RSUs

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2025:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2025	19.6	$8.70
Granted	1.2	$6.31
Vested	(1.4)	$12.12	$7.7
Cancelled	(0.7)	$9.38
Outstanding at March 31, 2025	18.7	$8.28

The Company estimates the fair value of RSUs and PSUs with a service condition or performance condition using the value of its common stock on the date of grant, reduced by the present value of dividends expected to be paid on its shares of common stock prior to vesting. The table below summarizes the assumptions used for the RSUs granted during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Risk-free interest rate	4.19% - 4.22%	4.11%
Expected dividend yield	5.42% - 5.46%	5.51%
Expected term in years	2.8 - 3.1	3.1
Expected volatility	49.39% - 51.08%	50.56%

PSUs

The following table summarizes the Company’s PSU activity during the three months ended March 31, 2025:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2025	10.9	$5.33
Granted	—	$—
Vested	*	$9.72	*
Cancelled	(0.6)	$9.72
Outstanding at March 31, 2025	10.3	$5.11
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

*    Represents an amount less than 0.1 or $0.1

Stock-Based Compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended March 31,
	2025	2024
Stock options	$0.3	$0.8
RSUs	15.0	25.9
PSUs	10.5	(2.5)
Total stock-based compensation costs	$25.8	$24.2

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended March 31,
	2025	2024
Research and development expenses	$4.5	$8.1
Sales and marketing expenses	0.8	1.8
General and administrative expenses	20.2	13.8
Total stock-based compensation costs, net of amounts capitalized	$25.5	$23.7

During the three months ended March 31, 2025 and 2024, the Company capitalized $0.3 million and $0.5 million of stock-based compensation cost, respectively.

As of March 31, 2025, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $1.0 million, $142.2 million and $36.2 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 1.3 years, 2.9 years and 1.7 years, respectively.

NOTE 7.     DERIVATIVE INSTRUMENTS

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

The aggregate fair value of the Company’s interest rate swap agreements was a net asset of $18.4 million as of March 31, 2025, and was recorded in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows in amounts detailed in Note 8, Fair Value Measurements.

Foreign currency hedge agreements

At March 31, 2025, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $179.5 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $0.3 million as of March 31, 2025 and was recorded in the accompanying consolidated balance sheets in amounts detailed in Note 8, Fair Value Measurements.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended March 31,
	2025	2024
Derivative instruments - foreign currency derivative contracts	$38.8	$40.0
Derivative instruments - interest rate swaps	—	—
Derivative instruments - others (non-hedging)	—	—

NOTE 8.    FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	March 31, 2025
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,824.0	$1,801.2	Level 2
Senior Notes	600.0	523.5	Level 2
Total debt	$2,424.0	$2,324.7

	December 31, 2024
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,828.8	$1,831.1	Level 2
Senior Notes	600.0	541.5	Level 2
Total debt	$2,428.8	$2,372.6

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024 (in millions):

		Fair Value at
	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Cash equivalents
Money market funds	Level 1	$238.6	$331.4
Term deposits	Level 1	45.6	93.1
Commercial papers	Level 2	21.4	10.0

Short-term investments
Commercial papers	Level 2	$79.5	$—

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$17.6	$19.4
Derivative instruments - foreign currency derivative contracts	Level 2	1.5	1.1

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$1.0	$9.8

Accrued expenses and other current liabilities
Derivative instruments - foreign currency derivative contracts	Level 2	$1.8	$3.3

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$0.2	$—

The carrying values of the Company’s cash equivalents and short-term investments approximate fair value because of the short duration of these financial instruments.

The inputs used to measure the fair value of the Company’s interest rate swap contracts and foreign currency contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2025	$379.6
Fair value adjustments based upon post-acquisition performance and passage of time	6.9
Balance as of March 31, 2025 (1)	$386.5
_______
(1)    Amount comprised of $360.0 million and $26.5 million for SuperPlay and InnPlay acquisitions, respectively.

The Company estimated the fair value of its contingent consideration liabilities using a Monte Carlo simulation to model components of cash flow analyses. The significant assumptions used in the SuperPlay model include revenue volatility of 20% and a 20-year-risk free rate of 4.6%. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The extent to which the actual results differ from assumptions made within the Monte Carlo simulation cash flow analysis, along with adjustments resulting from the passage of time, will result in changes in this liability in future periods.

The Company has not elected the fair value measurement option available under U.S. GAAP for any of its assets or liabilities that meet the option for this criteria.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

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

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleges that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserts damages of NIS 50 million. On January 12, 2023, PGI filed its response to the Motion for Approval. On March 5, 2023, the applicant submitted his reply to PGI’s response. A pre-trial hearing was held on May 4, 2023. The parties agreed to appoint a mediator to try and resolve the dispute. The first mediation meeting was held on August 16, 2023 and the second mediation meeting was held on January 7, 2024. The parties agreed upon a settlement which was published for review by certain third parties. The Office of the Attorney General filed its position on the settlement on behalf of certain professional authorities noting certain concerns regarding the proposed settlement. A hearing on the settlement took place on December 15, 2024, during which the court provided feedback and requested clarification regarding the proposed settlement. In response, the Company submitted a modified settlement on January 20, 2025. An additional hearing took place on February 19, 2025, during which the Court provided additional feedback regarding the modified settlement. The Company submitted a further modified settlement on March 20, 2025 which was approved by the Court on April 23, 2025. The expected range of loss is not material to the Company’s financial statements as a whole.

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss was held on November 21, 2023. On January 18, 2024, the court denied Playtika Holding UK II Limited’s motion to dismiss in an oral ruling. The court issued a written opinion on May 3, 2024 granting the motion to dismiss the claims against the Company’s officers. At this stage, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On June 7, 2024, the Company received a demand letter from counsel for Scott G. Kormos, one of the plaintiffs in the Kormos v Playtika Holding UK II Limited, et al. matter described above, pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”), seeking disclosure of certain of the Company’s books and records, particularly relating to the share repurchase program the Company announced in May 2024. The Company has responded to the demand, stating its belief that the demand letter fails to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company made a small production of documents in response to the demand.

On December 12, 2024, the Company received a demand letter from counsel for Scott G. Kormos, one of the plaintiffs in the Kormos v Playtika Holding UK II Limited, et al. matter described above, pursuant to Section 220 of the DGCL, seeking disclosure of certain of the Company’s books and records, particularly relating to the pledge of the Company’s common stock by Playtika Holding UK II Limited. The Company has responded to the demand, stating its belief that the demand letter fails to fully comply with the requirements of Section 220 of the DGCL. However, in the interest of resolution and while preserving all rights, the Company made a small production of documents in response to the demand.

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. After the Company removed the case to the U.S. District Court for the Eastern District of Tennessee, plaintiff filed a motion to remand the case back to the Coffee County Circuit Court which the Company opposed. The U.S. District Court for the Eastern District of Tennessee issued an order to remand on September 26, 2024 and the Company filed a petition to appeal the order. The appeal was briefed and oral arguments were held on February 25, 2025. On March 16, 2025, the order to remand was affirmed. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The Company timely removed the new complaint to the same U.S. district court on September 28, 2023. On October 20, 2023, the plaintiff filed a motion to remand the case back to the Franklin County Circuit Court which the Company opposed. The U.S. District Court for the Northern District of Alabama issued an order to remand on January 7, 2025, and the Company filed a petition to appeal the order on January 16, 2025. The plaintiff filed a petition to oppose the Company’s appeal on January 27, 2025. The petition remains pending. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit seeks to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief plaintiff is entitled to. The Company filed motions to dismiss and compel arbitration on January 31, 2025 and the plaintiff filed oppositions to the Company’s motions on March 7, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Customs House submitted its statement of defense on April 17, 2024 and the Company submitted its response to the statement of defense on June 16, 2024. A pre-trial hearing has been scheduled for June 17, 2025. In the meantime, the parties have continued to engage in the discovery process and have also engaged in settlement discussions. The Company intends to pursue this case vigorously.

On June 1, 2024, the Company received pre-arbitration notices from a law firm purporting to represent 5,264 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful or that they otherwise have suffered harm for which recovery is available. On July 26, 2024, the law firm filed arbitration demands on behalf of 4,549 claimants. On September 13, 2024, the arbitral body requested that the Company waive certain dispute resolution provisions in the version of the terms of service invoked by claimants as a condition to its administering the arbitration. The Company declined to waive such provisions and, as a result, the arbitration was closed on October 3, 2024. On September 16, 2024, the Company received pre-arbitration notices from the same law firm purporting to represent an additional 2,560 claimants alleging the same claims as the other claimants. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On October 17, 2024, the Company received pre-arbitration notices from a different law firm purporting to represent 798 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful and that the claimants made purchases in the Company’s games which were the result of unfair and deceptive practices that violate consumer protection laws. On January 31, 2025, the affiliated law firms filed arbitration demands on behalf of approximately 1,500 claimants. Due to the dispute resolution provisions in the version of the Company’s terms of service invoked by claimants, the arbitral body declined to arbitrate the claims and the arbitration was closed on March 10, 2025. On March 23, 2025, the Company received pre-arbitration notices from the same law firm purporting to represent another 902 claimants. On April 15, 2025, the Company received notice that pre-arbitration notices for 194 claimants had been filed in error and were being withdrawn. On April 24, 2025, one of the affiliated law firms, through plaintiff Debbie Duncan, filed a lawsuit against the Company’s subsidiary, Playtika Ltd., in the District Court for the Eastern District of Washington. The lawsuit makes substantially similar claims as the arbitration notices described above and seeks class certification and recovery of all amounts obtained by Playtika Ltd. through its game, Slotomania, among other remedies the plaintiff is entitled to. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

NOTE 10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended March 31,
	2025	2024
Geographic location
USA	$462.1	$440.2
EMEA	155.8	121.6
APAC	45.7	44.2
Other	42.4	45.2
Total	$706.0	$651.2

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended March 31,
	2025	2024
Third-party platforms	$526.8	$479.7
Direct-to-consumer platforms	179.2	171.5
Total revenues	$706.0	$651.2
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	March 31, 2025	December 31, 2024
Accounts receivable	$192.8	$187.6
Contract assets (1)	7.4	9.4
Contract liabilities (2)	31.7	36.4
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three months ended March 31, 2025, the Company recognized $22.2 million of its contract liabilities that were outstanding as of December 31, 2024.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 11.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The CODM uses revenues and net income for purposes of assessing performance and deciding how to allocate resources. In addition to revenues and net income, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: interest expense (as disclosed in Note 12, Interest and Other, Net,) and advertising expense, which was $224.4 million and $160.1 million for the three months ended March 31, 2025 and 2024, respectively. Asset information as presented on the consolidated balance sheets is provided to the CODM.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	March 31, 2025	December 31, 2024
Israel	$98.7	$95.4
USA	53.2	58.4
Germany	32.1	5.9
Other	44.0	45.6
Total long-lived assets, net	$228.0	$205.3

NOTE 12.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended March 31,
	2025	2024
Interest expense	$36.1	$39.0
Interest income	(5.8)	(13.0)
Foreign currency translation differences, net	(3.7)	(2.8)
Other	0.1	—
Total interest and other, net	$26.7	$23.2

NOTE 13.    INCOME TAXES

	Three months ended March 31,
(in millions, except tax rate)	2025	2024
Income before income taxes	$41.1	$74.9
Provision for income taxes	$10.5	$21.9
Effective tax rate	25.5%	29.2%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, state income taxes, and changes in valuation allowances, partially offset by a favorable impact of tax positions that do not meet the more likely than not standard. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2024 was primarily due to tax provisions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and non-deductible stock-based compensation expense.

NOTE 14.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and three months ended March 31, 2025 and 2024 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2025	$(20.9)	$22.5	$(1.8)	$(0.2)
Other comprehensive income (loss) before reclassifications	7.2	(4.1)	1.6	4.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	—	(4.2)
Balance as of March 31, 2025	$(13.7)	$14.2	$(0.2)	$0.3

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2024	$(10.0)	$27.8	$2.8	$20.6
Other comprehensive income (loss) before reclassifications	(4.0)	14.5	(2.5)	8.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.2)	(0.1)	(6.3)
Balance as of March 31, 2024	$(14.0)	$36.1	$0.2	$22.3

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended March 31,
	2025	2024
Interest rate swaps	$(2.5)	$2.5
Foreign currency derivative contracts	0.3	(0.5)

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three months ended March 31, 2025 and 2024.

NOTE 15.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net income	$30.6	$53.0
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	375.4	370.5
Stock-based compensation awards	0.6	0.3
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	376.0	370.8
Net income per share, basic	$0.08	$0.14
Net income per share, diluted	$0.08	$0.14

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

	Three months ended March 31,
	2025	2024
Stock options	1.3	1.6
RSUs	12.4	19.9
Total	13.7	21.5

In addition, 10.3 million and 1.5 million PSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2025 and 2024, respectively, because the minimum performance measures were not yet met.

NOTE 16.    SUBSEQUENT EVENTS

On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement defined in Note 5, Debt.

The Fourth Amendment, among other things, (a) amended the Pricing Grid (as defined in the Credit Agreement) for the Company’s revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”), (b) decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million, and (c) subject to the satisfaction of certain conditions, will extend the maturity of the Revolving Credit Facility to September 11, 2027 subject to the satisfaction of certain conditions set forth therein.

Pursuant to the terms of the Fourth Amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period (“Term SOFR”), subject to a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent and (iii) the one-month Term SOFR plus 1.00% per annum, in each case plus an applicable margin. Such applicable margin with respect to the Revolving Credit Facility is 3.00% per annum in the case of any Term SOFR loan and 2.00% per annum in the case of any base rate loan, subject to three 0.25% step-downs based on the Company’s first lien net leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility in the amount of 0.50% of the principal amount of the unused commitments of such lender, subject to two 0.125% step-downs based on the Company’s first lien net leverage ratio.

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

Recent Events

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. Following a period of intense conflict, a temporary ceasefire was reached between Israel and Hamas on January 17, 2025, with the agreement going into effect on January 19, 2025. The Israel-Hamas ceasefire collapsed in March 2025, leading to renewed hostilities in Gaza. A separate ceasefire between Israel and Lebanon was reached on November 27, 2024. While these developments marked steps toward de-escalation, both ceasefires have experienced significant violations and breakdowns. Similarly, the Israel-Lebanon ceasefire, initially set to last 60 days and later extended, was repeatedly breached by both sides, resulting in ongoing violence and instability along the border. As of today, the situation in the region remains volatile and fragile, with intermittent fighting and no comprehensive or lasting peace agreement in place. While this war and these conflicts have not had a direct material financial impact on the Company as of the date of this filing, the Company’s headquarters are located in Israel, and the Company employs approximately 1,375 professionals in Israel, including the majority of the Company’s senior leadership team. The Company is actively monitoring the developments in this geographic region.

Components of our Results of Operations

Revenues

We primarily derive revenue from the sale of virtual items associated with online games.

We distribute our games to the end customer through various web and mobile platforms, such as Apple and Google and other web and mobile platforms plus our own direct-to-consumer platforms. Through these platforms, users can download our free-to-play games and can purchase virtual items to enhance their game-playing experience. Players can purchase virtual items through various widely accepted payment methods offered in the games. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations and cannot be redeemed for cash nor exchanged for anything other than virtual items within our games.

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
Cost of revenue

Cost of revenue includes payment processing fees, customer support, hosting fees and depreciation and amortization expenses associated with assets directly involved in the generation of revenues, including servers and internal use software. Platform providers (such as Apple and Google) charge a transactional payment processing fee to accept payments from our players for the purchase of in-app virtual goods. Payment processing fees and other related expenses for in-app purchases made through our Direct-to-Consumer platforms are typically 3-4%, compared to a 30% platform fee for third party platforms. We generally expect cost of revenue to fluctuate proportionately with revenues.

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

Impairment charges

Impairment charge in 2024 reflects an impairment related to one of our investments in unconsolidated entities. We hold certain equity investments in various unconsolidated entities that fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, we have elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates.

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

Net Income

We calculate net income as revenue minus cost of revenues, research and development, sales and marketing and general and administrative expenses, impairment charges, interest and taxes.

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

	Three months ended March 31,
	2025	2024
(in millions, except percentages, Average DPUs and ARPDAU)	(Unaudited)
Revenues	$706.0	$651.2
Total costs and expenses	$638.2	$553.1
Operating income	$67.8	$98.1
Net income	$30.6	$53.0
Adjusted EBITDA	$167.3	$185.6

Non-financial performance metrics
Average DAUs	9.0	8.8
Average DPUs (in thousands)	390	309
Average Daily Payer Conversion	4.3%	3.5%
ARPDAU	$0.87	$0.81
Average MAUs	31.8	32.8

Comparison of the three months ended March 31, 2025 versus the three months ended March 31, 2024

	Three months ended March 31,
	2025	2024
(in millions)	(Unaudited)
Revenues	$706.0	$651.2
Cost of revenue	$197.4	$177.0
Research and development	103.8	106.9
Sales and marketing	271.8	190.4
General and administrative	65.2	71.8
Impairment charges	—	7.0
Total costs and expenses	$638.2	$553.1

Revenues

Revenues for the three months ended March 31, 2025 increased by $54.8 million when compared with the comparable period of 2024 primarily due to incremental revenues from the SuperPlay acquisition in November 2024 which more than offset the decrease in revenues due to reduced monetization primarily in slot-themed games.

Cost of revenue

Cost of revenue for the three months ended March 31, 2025 increased by $20.4 million when compared with the comparable period of 2024. The increase in cost of revenue is primarily due to an increase in platform fees associated with revenue from SuperPlay, as well as an increase in amortization expense of intangible assets from the SuperPlay acquisition in November 2024.

Research and development expenses

Research and development expenses for the three months ended March 31, 2025 decreased by $3.1 million when compared with the comparable period of 2024. Employee compensation and related costs decreased approximately $8.5 million. Additional costs related to SuperPlay were more than offset by headcount reductions, a decrease in appreciation and retention expense for plans that ended in 2024, and decreased stock-based compensation expense. This net decrease was additionally offset by an increase in costs associated with outsourced services.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2025 increased by $81.4 million when compared with the comparable period of 2024. The increases in sales and marketing expenses were due largely to increased media buy, other marketing expenses and depreciation and amortization driven by the acquisition of SuperPlay.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025, decreased by $6.6 million when compared with the comparable period of 2024. The decrease in general and administrative expenses for the three months ended March 31, 2025 was primarily related to a decrease in appreciation and retention expense related to the Playtika Holding Corp. Retention Plan, offset by an increased stock-based compensation expense associated with equity grants made in December 2024.

Impairment charge

During the three months ended March 31, 2024, we recorded an impairment charge of $7.0 million related to our investments in unconsolidated affiliates. There were no impairment charges for the three months ended March 31, 2025.

Other Factors Affecting Net Income

	Three months ended March 31,
	2025	2024
(in millions)	(Unaudited)
Interest expense	$36.1	$39.0
Interest income	(5.8)	(13.0)
Foreign currency exchange, net	(3.7)	(2.8)
Other	0.1	—
Provision for income taxes	10.5	21.9
Interest

Interest expense for the three months ended March 31, 2025 decreased $2.9 million when compared with the same period of 2024 as a result of lower average interest rates on our variable rate debt.

Interest income for the three months ended March 31, 2025 decreased by $7.2 million when compared with the same period of 2024 as a result of lower balances held in interest bearing cash, cash equivalents and short-term investments, and lower average interest rates earned on those balances.

Provision for income taxes

The effective income tax rate for the three months ended March 31, 2025 was 25.5% compared to 29.2% for the three months ended March 31, 2024. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, state income taxes, and changes in valuation allowances, partially offset by a favorable impact of tax provisions that do not meet the more likely than not standard. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2024 was primarily due to tax provisions that do not meet the more likely than not standard and the inclusion of Global Intangible Low-Taxed Income.

Net income

Upon aggregating all of the components of our results of operations above, net income for the three months ended March 31, 2025, decreased $22.4 million when compared with the same period of 2024.

Reconciliation of Adjusted EBITDA to Net Income

Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income as an indicator of operating performance, nor as an alternative to cash flow provided by operating activities as a measure of liquidity, or any other performance measure in each case as determined in accordance with GAAP.

Below is a reconciliation of Adjusted EBITDA to net income, the closest GAAP financial measure. Our Credit Agreement defines Adjusted EBITDA as net income before (i) interest expense, (ii) interest income, (iii) provision for income taxes, (iv) depreciation and amortization expense, (v) impairment charges, (vi) stock-based compensation, (vii) contingent consideration, (viii) acquisition and related expenses, and (ix) certain other items. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by revenues.

Adjusted EBITDA and Adjusted EBITDA Margin as calculated herein may not be comparable to similarly titled measures reported by other companies within the industry and are not determined in accordance with GAAP. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or unexpected items.

	Three months ended March 31,
(in millions)	2025	2024
Net income	$30.6	$53.0
Provision for income taxes	10.5	21.9
Interest expense and other, net	26.7	23.2
Depreciation and amortization	59.2	39.2
EBITDA	127.0	137.3
Stock-based compensation(1)	25.5	23.7
Impairment charge	—	7.0
Changes in estimated value of contingent consideration	6.9	2.9
Acquisition and related expenses(2)	6.5	2.2
Other items(3)	1.4	12.5
Adjusted EBITDA	$167.3	$185.6
Net income margin	4.3%	8.1%
Adjusted EBITDA margin	23.7%	28.5%
_______

(1)    Reflects stock-based compensation expense related to the issuance of equity awards to our employees and Directors.
(2)    Includes costs incurred to evaluate and pursue acquisition activities as well as costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    Amounts for the three months ended March 31, 2025 and 2024 consist primarily of $0.7 million and $12.1 million, respectively, incurred by the Company for severance.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term highly liquid investments, and borrowings under our $600 million revolving credit facility (the “Revolving Credit Facility”) (together with our senior secured first lien term loan, the “Credit Agreement”). Our cash and cash equivalents and short-term investments totaled $514.3 million and $565.8 million at March 31, 2025 and December 31, 2024, respectively. As of both March 31, 2025 and December 31, 2024, we had $600 million in additional borrowing capacity pursuant to our Revolving Credit Facility. On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement which, among other things, decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million and, subject to the satisfaction of certain conditions, will extend the maturity of the Revolving Credit Facility to September 11, 2027. Payments of short-term debt obligations, dividends to shareholders and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

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

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, short-term investments, restricted cash and borrowing capacity under our Revolving Credit Facility and our cash flows from operations will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Three months ended March 31,
	2025	2024
Net cash flows provided by operating activities	$18.8	$29.6
Net cash flows used in investing activities	(105.1)	(35.9)
Net cash flows used in financing activities	(47.4)	(5.5)
Effect of foreign exchange rate changes on cash and cash equivalents	2.3	(2.4)
Net change in cash, cash equivalents and restricted cash	$(131.4)	$(14.2)

Operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2025 was $18.8 million compared with $29.6 million for the same period of 2024. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the three months ended March 31, 2025 was $105.1 million when compared with $35.9 million for the same period of 2024. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets and, in 2025, includes $79.5 million of cash outflow for the purchase of short-term investments.

Financing activities

Net cash flows used in financing activities for the three months ended March 31, 2025 was $47.4 million, compared with $5.5 million for the same period of 2024. Financing activity cash flows for the three months ended March 31, 2025 primarily relates to a cash dividend paid and stock repurchases of common stock under the Company’s stock repurchase program, and in both 2025 and 2024 includes repayments on our bank borrowings.

Capital resources

We have a $1.9 billion senior secured first lien term loan (the “Term Loan”) and a $600 million Revolving Credit Facility (together, the “Credit Agreement”), maturing on March 11, 2028 and March 11, 2026, respectively. On April 23, 2025, the Company entered into the Fourth Amendment to the Credit Agreement which, among other things, decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million and will extend the maturity of the Revolving Credit Facility to September 11, 2027. The Term Loan requires quarterly principal payments equal to 0.25% of the original aggregate principal amount of the Term Loan with balance due at maturity.

On March 11, 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (the “Notes”). The Notes mature on March 15, 2029. Interest on the Notes will accrue at a rate of 4.250% per annum. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.

Significant terms of the Credit Facilities, the Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 5, Debt, to the accompanying consolidated financial statements and in Note 12, Debt, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025.

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

In March 2021, we entered into two interest rate swap agreements, each with a notional value of $250 million. Each of these swap agreements is with a different financial institution as the counterparty to reduce our counterparty risk. Each swap requires us to pay a fixed interest rate of 0.9275% in exchange for receiving one-month LIBOR. The interest rate swap agreements settle monthly commencing in April 2021 through their termination dates on April 30, 2026. In June 2023 these two interest rate swap agreements were amended, so that effective July 31, 2023, we pay a fixed interest rate of 0.85% in exchange for receiving one-month Term SOFR.

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

We had borrowings outstanding under our Term Loan with book values of $1,802.2 million and $1,805.4 million at March 31, 2025 and December 31, 2024, respectively, which were subject to a weighted average interest rate of 7.20% and 8.03% for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. There were no borrowings against our Revolving Credit Facility at March 31, 2025 or December 31, 2024.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.2 million over a twelve-month period, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our senior notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our senior notes by $18.8 million as of March 31, 2025.

A hypothetical 100 basis point decrease in interest rates would have increased the fair value of our senior notes by $18.0 million as of March 31, 2025.

Investment risk

We had cash and cash equivalents including restricted cash totaling $436.3 million and $567.7 million as of March 31, 2025 and December 31, 2024, respectively. We also had short-term investments of $79.5 million as of March 31, 2025. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term investments primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 bps increase or decrease in interest rates would have an immaterial impact on fair value of our short-term investments as of March 31, 2025.

Foreign currency risk
Our functional currency is the U.S. Dollar and most of our revenues are denominated in U.S. Dollars. However, we have foreign currency risks related to a significant portion of our operating expenses, consisting of headcount related expenses as well as leases and certain other operating expenses, denominated in currencies other than the U.S. Dollar, primarily the Euro (“EUR”), Israeli Shekel (“ILS”), British Pound, Polish Zloty (“PLN”) and Romanian Leu (“RON”). Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of March 31, 2025, we had entered into derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN, at future dates. The approximate amount of hedges was equal to $179.5 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

For the quarter ended March 31, 2025, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 9, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q.

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

Future developments in U.S. and Chinese laws may restrict our ability or willingness to operate as a publicly traded company in the United States for so long as Yuzhu Shi, who is a Chinese national, and Giant, which is a Chinese company, or other Chinese investors, continue to beneficially own a significant percentage of our outstanding shares of common stock. The relations between China and the United States are constantly changing. During his first term, President Donald J. Trump issued a memorandum directing the President’s Working Group on Financial Markets to convene to discuss the risks faced by U.S. investors in Chinese companies and issued several executive orders restricting the operations of Chinese companies, such as the company that owns TikTok, in the United States. Additionally, in late 2020, the federal government passed legislation, such as the Holding Foreign Companies Accountable Act, intended to protect American investments in Chinese companies and has proposed additional legislation intended to enhance the ability of American companies and technology to compete with Chinese technology. In March 2024, Congress passed the Protecting Americans from Foreign Adversary Controlled Applications Act which effectively required the ban or divestment of TikTok by its Chinese shareholder by January 19, 2025. Although President Donald Trump granted TikTok extensions to address regulatory concerns, relations between China and the U.S. continue to be complex and uncertain. Former President Joseph R. Biden issued executive orders barring American investment into certain Chinese companies and initiating national security reviews of software applications linked to foreign adversaries such as China, and the U.S. government has sanctioned numerous Chinese nationals and added Chinese companies to the Department of Commerce Entity List. The Chinese government has taken similar measures, including passing the Anti-Foreign Sanctions Law and imposing sanctions on American nationals and organizations. In addition, various equity-based research organizations have published reports on Chinese companies after examining their corporate governance practices, related party transactions, sales practices and financial statements, and these reports have led to special investigations and listing suspensions on U.S. national exchanges. While we are not a Chinese company, any similar scrutiny of us, regardless of its merit, could have an adverse effect upon our business, including our results of operations, financial condition, cash flows and prospects. Additionally, should we be the subject of or indirectly covered by new legislation or executive orders addressed at protecting American investments in Chinese or Chinese-owned companies, our revenues and profitability would be materially reduced and our business and results of operations would be seriously harmed.

Our current stock ownership by Chinese investors has caused us, and may in the future cause us, to become subject to new or additional laws and regulations in China. For example, in 2023, China’s National Development and Reform Commission (the “NDRC”) released the Administrative Measures for the Review and Registration of Medium and Long-Term Foreign Debt of Enterprises (the “Foreign Debt Rules”). The Foreign Debt Rules require companies that are controlled by Chinese entities, including us, to notify and receive certain approvals from the NDRC before we can issue or materially amend the terms of certain indebtedness that is borrowed outside of China, including, for example, the Credit Agreement. Pursuant to the terms of the Foreign Debt Rules, the notifications must be delivered by our controlling stockholder, who we do not control, and approvals from the NDRC, if granted, can take up to several months to receive. As a result, for so long as we may be subject to the Foreign Debt Rules, the Foreign Debt Rules may significantly adversely impact our ability to incur new indebtedness or amend our existing indebtedness on competitive terms, on a timely basis, or at all, and may subject us to adverse consequences if we or our controlling stockholder do not comply with the applicable requirements thereunder. Similar rules may be implemented by China that could create additional risks to our ability to borrow or otherwise operate as a publicly traded company in the United States.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

On May 9, 2024, we announced that our Board of Directors authorized a stock repurchase program for up to $150.0 million of our common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the our discretion.

A summary of our common stock repurchases (in thousands, except average price paid per share) during the quarter ended March 31, 2025, are as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2025	200	$7.04	200	147,817
February 1 through February 28, 2025	209	$6.90	209	146,371
March 1 through March 31, 2025	419	$4.85	419	144,334
Total	828		828	144,334

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

Item 6.        EXHIBITS

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1#	Amendment to Employment Agreement, dated as of April 22, 2025, by and between Playtika Ltd. and Robert Antokol	X
10.2#	Amendment to Employment Agreement, dated as of April 22, 2025, by and between Playtika Ltd. and Ariel Sandler	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Calculation Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Dated as of May 8, 2025