Form 10-Q
period 2025-06-30
Playtika Holding Corp.
filed 2025-08-07
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025 the registrant had 375,796,974 shares of common stock, $0.01 par value per share, outstanding.

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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$500.9	$565.8
Short-term investments	91.2	—
Restricted cash	1.5	1.9
Accounts receivable	194.0	187.6
Prepaid expenses and other current assets	128.9	117.5
Total current assets	916.5	872.8
Property and equipment, net	105.3	115.4
Operating lease right-of-use assets	115.5	89.9
Intangible assets other than goodwill, net	495.5	562.2
Goodwill	1,706.1	1,692.3
Deferred tax assets, net	116.8	119.0
Investments in unconsolidated entities	20.9	20.6
Other non-current assets	160.2	167.0
Total assets	$3,636.8	$3,639.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$11.1	$11.6
Accounts payable	72.1	58.6
Operating lease liabilities, current	21.0	25.7
Accrued expenses and other current liabilities	560.3	463.0
Total current liabilities	664.5	558.9
Long-term debt	2,383.3	2,388.5
Contingent consideration	150.0	354.6
Other long-term liabilities	404.5	372.2
Operating lease liabilities, long-term	109.9	71.4
Deferred tax liabilities	12.4	24.7
Total liabilities	3,724.6	3,770.3
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 376.3 and 375.3 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both June 30, 2025 and December 31, 2024)	(603.5)	(603.5)
Additional paid-in capital	1,393.6	1,362.7
Accumulated other comprehensive income (loss)	23.6	(0.2)
Accumulated deficit	(905.6)	(894.2)
Total stockholders' deficit	(87.8)	(131.1)
Total liabilities and stockholders’ deficit	$3,636.8	$3,639.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$696.0	$627.0	$1,402.0	$1,278.2
Costs and expenses
Cost of revenue	195.8	168.2	393.2	345.2
Research and development	114.5	100.6	218.3	207.5
Sales and marketing	257.7	169.4	529.5	359.8
General and administrative	17.9	48.1	83.1	119.9
Impairment charges	0.4	—	0.4	7.0
Total costs and expenses	586.3	486.3	1,224.5	1,039.4
Income from operations	109.7	140.7	177.5	238.8
Interest and other, net	64.6	20.4	91.3	43.6
Income before income taxes	45.1	120.3	86.2	195.2
Provision for income taxes	11.9	33.7	22.4	55.6
Net income	33.2	86.6	63.8	139.6
Other comprehensive income (loss)
Foreign currency translation	15.5	(1.5)	22.7	(5.5)
Change in fair value of derivatives	7.8	(3.3)	1.1	2.4
Total other comprehensive income (loss)	23.3	(4.8)	23.8	(3.1)
Comprehensive income	$56.5	$81.8	$87.6	$136.5

Net income per share attributable to common stockholders, basic	$0.09	$0.23	$0.17	$0.38
Net income per share attributable to common stockholders, diluted	$0.09	$0.23	$0.17	$0.38
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	375.5	371.4	375.4	370.9
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	375.6	371.8	375.8	371.3
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except for per share data)
(Unaudited)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2025	375.3	$4.1	$(603.5)	$1,362.7	$(0.2)	$(894.2)	$(131.1)
Net income	—	—	—	—	—	30.6	30.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(0.8)	*	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	—	25.8	—	—	25.8
Issuance of shares upon vesting of RSUs and PSUs	1.2	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balances at March 31, 2025	375.7	4.1	(603.5)	1,383.1	0.3	(901.2)	(117.2)
Net income (loss)	—	—	—	—	—	33.2	33.2
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(1.2)	*	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	—	17.7	—	—	17.7
Issuance of shares upon vesting of RSUs	1.8	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(1.1)	—	—	(1.1)
Other comprehensive income	—	—	—	—	23.3	—	23.3
Balances at June 30, 2025	376.3	$4.1	$(603.5)	$1,393.6	$23.6	$(905.6)	$(87.8)

	Share capital
	Shares	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2024	370.0	$4.1	$(603.5)	$1,264.9	$20.6	$(907.6)	$(221.5)
Net income	—	—	—	—	—	53.0	53.0
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.1)	(37.1)
Stock-based compensation	—	—	—	24.2	—	—	24.2
Issuance of shares upon vesting of RSUs and PSUs	1.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	—	1.7	—	1.7
Balances at March 31, 2024	371.0	4.1	(603.5)	1,288.4	22.3	(891.7)	(180.4)
Net income	—	—	—	—	—	86.6	86.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.2)	(37.2)
Share-based compensation	—	—	—	23.5	—	—	23.5
Issuance of shares upon vesting of RSUs	0.9	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss	—	—	—	—	(4.8)	—	(4.8)
Balances at June 30, 2024	371.9	$4.1	$(603.5)	$1,311.3	$17.5	$(842.3)	$(112.9)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$63.8	$139.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	22.6	23.8
Amortization of intangible assets	97.6	54.1
Impairment charges	0.4	7.0
Stock-based compensation	43.0	46.6
Amortization of loan discount	3.9	3.7
Change in contingent consideration	(26.1)	(13.4)
Change in deferred taxes, net	(8.8)	(6.4)
Loss from foreign currency	6.2	0.5
Non-cash lease expenses (benefit), net	7.3	(3.0)
Other operating activities	(0.6)	—
Changes in operating assets and liabilities:
Accounts receivable	(3.8)	10.6
Prepaid expenses and other current and non-current assets	(6.4)	8.4
Accounts payable	18.7	(34.3)
Accrued expenses and other current and non-current liabilities	(52.9)	(57.1)
Net cash provided by operating activities	164.9	180.1
Cash flows from investing activities
Purchase of property and equipment	(15.2)	(23.3)
Capitalization of internal use software costs	(15.9)	(19.5)
Purchase of software for internal use	(14.2)	(15.2)
Purchase of short-term investments	(159.8)	(390.1)
Proceeds from short-term investments	69.1	—
Other investing activities	0.8	(1.0)
Net cash used in investing activities	(135.2)	(449.1)
Cash flows from financing activities
Dividend paid	(74.9)	(37.1)
Repayments on bank borrowings	(9.5)	(9.5)
Payment for share buyback	(10.9)	—
Payment of tax withholdings on stock-based payments	(1.7)	(1.3)
Net cash out flow for business acquisitions and other	—	(0.7)
Net cash used in financing activities	(97.0)	(48.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.0	(2.3)
Net change in cash, cash equivalents and restricted cash	(65.3)	(319.9)
Cash, cash equivalents and restricted cash at the beginning of the period	567.7	1,031.7
Cash, cash equivalents and restricted cash at the end of the period	$502.4	$711.8

	Six months ended June 30,
	2025	2024
Supplemental cash flow disclosures
Cash paid for income taxes	$41.1	$62.9
Cash paid for interest	$68.5	$73.9
Cash received for interest	$11.5	$27.5
Non-cash financing and investing activities
Accrued dividend	$37.6	$37.2
Right-of-use assets acquired under operating leases	$34.3	$3.4
Accrued purchases of property and equipment and intangible assets	$(5.0)	$—
Capitalization of stock-based compensation costs	$0.5	$1.1
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2024 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

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

SuperPlay Ltd.

On November 20, 2024, the Company and Playtika Ltd., a wholly owned subsidiary of the Company, completed the acquisition of SuperPlay Ltd. (“SuperPlay”) (the “SuperPlay Acquisition”) for an aggregate purchase price equal to (i) $700.0 million, payable at the closing of the Transaction, subject to certain post-closing adjustments, plus (ii) earnout payments of up to $1.250 billion, the amounts of which will be based on certain gross revenue growth and Adjusted EBITDA metrics of SuperPlay during the calendar years 2025, 2026 and 2027, in each case, payable following the end of the applicable measurement period. In addition, the Company granted retention awards totaling up to approximately $50 million to SuperPlay’s employees in accordance with the Transaction terms, which is expected to vest and be expensed over up to four years.

Management has accounted for this acquisition as a business combination. As such, management has recorded the identified assets and liabilities at their respective fair value. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The purchase consideration also included a liability classified contingent consideration, measured at fair value through earnings. The Company engaged a third-party valuation specialist to assist the Company with estimating the acquisition-date fair value of the intangible assets acquired and contingent consideration payable. The Company finalized the purchase accounting valuation in the second quarter of 2025 and there were no changes to the preliminary valuation.

In May 2025, the Share Purchase Agreement was amended to adjust certain covenants. During the three months and six months ended June 30, 2025, the Company recorded $50.0 million and $44.6 million, respectively, of income, net, to adjust contingent consideration associated with the SuperPlay Acquisition to its estimated fair value of $310.0 million as of June 30, 2025, which is comprised of $160.0 million in accrued expenses and other current liabilities and $150.0 million in long term liabilities on the consolidated balance sheet.

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

	June 30, 2025	December 31, 2024
	%
Apple	58%	60%
Google	27%	29%

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

The Company recognized compensation expenses in respect of retention unit and appreciation unit awards under its appreciation and retention plans of $23.3 million and $46.2 million during the three and six months ended June 30, 2024, respectively. The 2021-2024 Retention Plan concluded in 2024 and there will be no additional compensation expenses related to the associated retention unit and appreciation unit awards.

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

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Due to poor performance of certain of these investments leading to significant uncertainty regarding their future viability, the Company recorded an impairment of $7.0 million related to one of its investments during the six months ended June 30, 2024. No change to the carrying amounts were recorded in the six month period ended June 30, 2025.

Stock repurchase program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Repurchases of the Company’s outstanding common stock are retired and accounted for using the constructive retirement method. For shares repurchased in excess of par, purchase price in excess of par value is recorded in additional paid in capital on the consolidated balance sheet.

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

NOTE 2.     SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2025 are as follows (in millions):

	June 30, 2025
	Amortized cost	Allowance for credit losses	Unrealized gains	Unrealized losses
Term deposits	$1.8	$—	$—	$—
Commercial papers	89.4	—	—	—
Total short-term investments	$91.2	$—	$—	$—

The Company did not hold short-term investments at December 31, 2024.

NOTE 3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30, 2025	December 31, 2024
Contingent consideration	$203.5	$25.0
Accrued expenses	106.4	113.3
Employees and related expenses	94.0	153.7
Tax accruals	50.0	49.4
Media buy	42.8	47.9
Dividend payable	37.6	37.3
Deferred revenues	26.0	36.4
Total accrued expenses and other current liabilities	$560.3	$463.0

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	7.1	6.3
Weighted average discount rates	4.5%	4.5%

Total operating lease expense was $6.8 million and $5.1 million during the three months ended June 30, 2025 and 2024, respectively, and $13.0 million and $11.1 million during the six months ended June 30, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $6.3 million and $5.3 million during the three months ended June 30, 2025 and 2024, respectively, and $13.5 million and $11.6 million during the six months ended June 30, 2025 and 2024, respectively.

Maturities of lease liabilities are as follows as of June 30, 2025 (in millions):

Remaining 2025	$12.8
2026	27.5
2027	23.6
2028	17.5
2029	16.2
Thereafter	57.2
Total undiscounted cash flows	154.8
Less: imputed interest	(23.9)
Present value of lease liabilities	$130.9

NOTE 5.    DEBT

	June 30, 2025				December 31, 2024
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	7.190%	$1,799.2	$1,819.3	$1,805.4
Senior Notes	2029	4.250%	595.2	600.0	594.7
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,394.4	2,419.3	2,400.1
Less: Current portion of long-term debt			(11.1)	(19.0)	(11.6)
Long-term debt			$2,383.3	$2,400.3	$2,388.5

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $24.9 million and $28.7 million at June 30, 2025 and December 31, 2024, respectively.

Credit Agreement

The Company has a $1.9 billion senior secured first lien term loan (the “Term Loan”) maturing on March 11, 2028 and a $550 million revolving credit facility (the “Revolving Credit Facility”) (together, the “Credit Agreement”), maturing on September 11, 2027 (subject to certain conditions, see below). The Term Loan requires quarterly principal payments equal to 0.25% of the original aggregate principal amount of the Term Loan with balance due at maturity.

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At June 30, 2025, the Company’s first-priority net senior secured leverage ratio was 1.71 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of June 30, 2025.

On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement defined in Note 5, Debt, which, among other things, (a) amended the Pricing Grid (as defined in the Credit Agreement) for the Company’s revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”), (b) decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million, and (c) subject to the satisfaction of certain conditions (including a regulatory approval), will extend the maturity of the Revolving Credit Facility to September 11, 2027.

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

Other than what is disclosed above, other significant terms and conditions of the Credit Agreement have not changed from what was disclosed in Note 12, Debt in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

NOTE 6.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of June 30, 2025, a total of 61,411,981 shares of the Company’s common stock had been allocated to awards granted under the Plan and 14,169,074 shares remained available for future grants.

Cash dividend

On May 8, 2025, the Board of Directors of the Company declared a cash dividend of $0.10 per share of the Company’s outstanding common stock payable on July 7, 2025 to stockholders of record as of the close of business on June 23, 2025. The dividend amount of $37.6 million is recorded in accrued expenses and other current liabilities at June 30, 2025.

Stock repurchase program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or discontinued at any time at the Company’s discretion. During the three months ended June 30, 2025, the Company repurchased and retired approximately 1.2 million shares of its common stock at an average cost of $4.92 per share. As of June 30, 2025, $138.3 million remains available under the Company’s stock repurchase program.

Stock options

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2025:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2025	1.3	6.7	$17.42
Granted	—		$—
Exercised	—
Cancelled	(0.1)		$18.64
Expired	—		$—
Outstanding at June 30, 2025	1.2	6.2	$17.34	$—
Exercisable at June 30, 2025	1.1	6.1	$18.11	$—

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value associated with all employee stock options. There were no options granted in the six months ended June 30, 2025 or 2024.

RSUs

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2025:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2025	19.6	$8.70
Granted	1.5	$5.91
Vested	(3.3)	$10.67	$16.8
Cancelled	(1.7)	$8.94
Outstanding at June 30, 2025	16.1	$8.02

The Company estimates the fair value of RSUs and PSUs with a service condition or performance condition using the value of its common stock on the date of grant, reduced by the present value of dividends expected to be paid on its shares of common stock prior to vesting. The table below summarizes the assumptions used for the RSUs granted during the six months ended June 30, 2025 and 2024:

Six months ended June 30,
	2025	2024
Risk-free interest rate	3.70% - 4.22%	4.11% - 4.57%
Expected dividend yield	5.42% - 7.37%	5.16% - 5.51%
Expected term in years	2.8 - 3.1	3.1 - 3.6
Expected volatility	49.39% - 51.08%	49.71% - 50.56%

PSUs

The following table summarizes the Company’s PSU activity during the six months ended June 30, 2025:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2025	10.9	$5.33
Granted	—	$—
Vested	*	$9.72	*
Cancelled	(0.6)	$9.72
Outstanding at June 30, 2025	10.3	$5.10
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

*    Represents an amount less than 0.1 or $0.1

Stock-based compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options	$0.3	$0.9	$0.6	$1.7
RSUs	14.0	24.2	29.0	50.1
PSUs	3.4	(1.6)	13.9	(4.1)
Total stock-based compensation costs	$17.7	$23.5	$43.5	$47.7

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development expenses	$4.3	$7.8	$8.8	$15.9
Sales and marketing expenses	0.7	1.6	1.5	3.4
General and administrative expenses	12.5	13.5	32.7	27.3
Total stock-based compensation costs, net of amounts capitalized	$17.5	$22.9	$43.0	$46.6

The Company capitalized stock-based compensation of $0.2 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $1.1 million during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $0.8 million, $121.8 million and $29.2 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 1.2 years, 2.7 years and 1.6 years, respectively.

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

The aggregate fair value of the Company’s interest rate swap agreements was a net asset of $11.8 million as of June 30, 2025, and was recorded in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows in amounts detailed in Note 8, Fair Value Measurements.

Foreign currency hedge agreements

At June 30, 2025, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $175.6 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net asset of $15.0 million as of June 30, 2025 and was recorded in the accompanying consolidated balance sheets in amounts detailed in Note 8, Fair Value Measurements.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Derivative instruments - foreign currency derivative contracts	$47.0	$65.4	$85.8	$105.4
Derivative instruments - interest rate swaps	—	—	—	—
Derivative instruments - others (non-hedging)	—	—	—	—

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

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	June 30, 2025
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,819.3	$1,787.5	Level 2
Senior Notes	600.0	544.5	Level 2
Total debt	$2,419.3	$2,332.0

	December 31, 2024
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,828.8	$1,831.1	Level 2
Senior Notes	600.0	541.5	Level 2
Total debt	$2,428.8	$2,372.6

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024 (in millions):

		Fair Value at
	Fair Value Hierarchy	June 30, 2025	December 31, 2024
Cash equivalents
Money market funds	Level 1	$277.7	$331.4
Term deposits	Level 1	44.2	93.1
Commercial papers	Level 2	12.7	10.0

Short-term investments
Term deposits	Level 1	1.8	—
Commercial papers	Level 2	$89.4	$—

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$14.6	$19.4
Derivative instruments - foreign currency derivative contracts	Level 2	15.0	1.1

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$—	$9.8

Accrued expenses and other current liabilities
Derivative instruments - interest rate swaps	Level 2	$0.1	$—
Derivative instruments - foreign currency derivative contracts	Level 2	$—	$3.3

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$2.7	$—

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

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2025	$379.6
Fair value adjustments based upon post-acquisition performance and passage of time	(26.1)
Balance as of June 30, 2025 (1)	$353.5
_______
(1)    Amount comprised of $310.0 million and $43.5 million for SuperPlay and InnPlay acquisitions, respectively.

The Company estimated the fair value of its SuperPlay contingent consideration liability using a Monte Carlo simulation to model components of cash flow analyses. The significant assumptions used in the SuperPlay model include revenue volatility of 20% and a 20-year-risk free rate of 4.8%. The Company estimated the fair value of its InnPlay contingent consideration liability using probability-weighted discounted cash flow analyses. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The extent to which the actual results differ from assumptions made within the simulation and analyses, along with adjustments resulting from the passage of time, will result in changes in these liabilities in future periods.

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

On May 17, 2022, Guy David Ben Yosef filed a Motion for Approval of a class action lawsuit in district court in Tel Aviv-he
Jaffa Israel against Playtika Group Israel Ltd. (“PGI”), on behalf of all of PGI’s customers who made game token purchases in Israel as part of games marketed by PGI during the seven years preceding the filing of the motion and for all subsequent customers of such games who purchase tokens until the resolution of the claim. The Motion alleged that certain of the Company’s slot, poker and solitaire-themed games, including Slotomania, Caesars Slots, Solitaire Grand Harvest, House of Fun and Poker Heat, constitute illegal gambling and are prohibited under Israeli law and are misleading under Israeli consumer protection laws and alleges unjust enrichment. The Motion asserted damages of NIS 50 million. This matter was resolved pursuant to a settlement agreement that was approved by the Court on April 23, 2025. The financial impact of the settlement was not material to the Company’s financial statements as a whole.

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss was held on November 21, 2023. On January 18, 2024, the court denied Playtika Holding UK II Limited’s motion to dismiss in an oral ruling. The court issued a written opinion on May 3, 2024 granting the motion to dismiss of the claims against the Company’s officers. At this stage, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

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

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. The case has been stayed until August 29, 2025, at plaintiff’s request to allow plaintiff to amend the complaint. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

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

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit seeks to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief plaintiff is entitled to. The Company filed a motion to compel arbitration on July 11, 2025. Plaintiff filed an opposition to the renewed motion on July 25, 2025 and the Company is entitled to file a reply on or before August 8, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On April 24, 2025, plaintiff Debbie Duncan filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Washington against Playtika Ltd. The suit is purportedly brought on behalf of both Washington-specific and nationwide classes of persons who purchased virtual coins in the Slotomania game during the relevant limitations period. The complaint alleges that Slotomania violates Washington law and that Playtika Ltd. has engaged in unlawful and deceptive practices more generally with respect to Slotomania. Playtika Ltd.’s response to the complaint is due August 21, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On June 6, 2025, plaintiff Stuart Mills filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., on behalf of all Alabama-based players of the Company’s games in the Circuit Court of Franklin County, Alabama. The suit, like the suit brought by Gayla Hamilton Mills, alleges that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. The suit was filed by the same counsel who represent Gayla Hamilton Mills. The Company removed the case to the U.S. District Court for the Northern District of Alabama on July 11, 2025. Plaintiff’s motion to remand to state court, if any, is due August 11, 2025. If no motion to remand is filed, the Company’s responsive pleading to the complaint will be due on September 25, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On June 24, 2025, we received a letter from the Attorney General of the State of Washington alleging that certain of our games violate state gambling and consumer protection laws, and requesting that we pay certain monetary penalties and prevent those games from being available to play in the state in the future. No litigation has been filed in respect of these allegations. While we disagree with the Attorney General’s allegations, and we intend to vigorously defend the matter, at this time, we are unable to reasonably estimate the potential loss or range of losses we may incur from this matter.

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Customs House submitted its statement of defense on April 17, 2024 and the Company submitted its response to the statement of defense on June 16, 2024. A pre-trial hearing which was scheduled for June 17, 2025 has been postponed as the parties have been engaged in settlement discussions. The Company intends to pursue this case vigorously.

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

On October 17, 2024, the Company received pre-arbitration notices from a different law firm purporting to represent 798 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful and that the claimants made purchases in the Company’s games which were the result of unfair and deceptive practices that violate consumer protection laws. On January 31, 2025, the affiliated law firms filed arbitration demands on behalf of approximately 1,500 claimants. Due to the dispute resolution provisions in the version of the Company’s terms of service invoked by claimants, the arbitral body declined to arbitrate the claims and the arbitration was closed on March 10, 2025. On March 23, 2025, the Company received pre-arbitration notices from the same law firm purporting to represent another 902 claimants. On April 15, 2025, the Company received notice that pre-arbitration notices for 194 claimants had been filed in error and were being withdrawn. On April 24, 2025, one of the affiliated law firms filed the putative class action on behalf of plaintiff Debbie Duncan described above. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On July 8, 2025, the Company received pre-arbitration notices from another law firm purporting to represent 3,860 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s social casino games violate state laws against gambling and that the games use false, deceptive and misleading practices. The notice demands the payment of the greater of $5,000 or the actual amount of in-game losses for the claimants, plus punitive and other damages and attorneys’ fees as well as the cessation of the alleged unlawful conduct. On August 5, 2025, we were notified that the law firm was continuing to solicit claimants and that they now represented 4,688 claimants. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

NOTE 10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Geographic location
USA	$438.1	$425.0	$900.2	$865.2
EMEA	164.6	115.8	320.4	237.4
APAC	50.9	42.5	96.6	86.7
Other	42.4	43.7	84.8	88.9
Total	$696.0	$627.0	$1,402.0	$1,278.2

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Third-party platforms	$520.1	$453.3	$1,046.9	$933.0
Direct-to-consumer platforms	175.9	173.7	355.1	345.2
Total revenues	$696.0	$627.0	$1,402.0	$1,278.2
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	June 30, 2025	December 31, 2024
Accounts receivable	$194.0	$187.6
Contract assets (1)	5.9	9.4
Contract liabilities (2)	26.0	36.4
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three and six months ended June 30, 2025, the Company recognized $8.7 million and $30.9 million, respectively, of its contract liabilities that were outstanding as of December 31, 2024.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 11.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The CODM uses revenues and net income for purposes of assessing performance and deciding how to allocate resources. In addition to revenues and net income, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: interest expense (as disclosed in Note 12, Interest and Other, Net,) and advertising expense, which was $207.1 million and $136.3 million for the three months ended June 30, 2025 and 2024, respectively, and was $431.5 million and $296.4 million for the six months ended June 30, 2025 and 2024, respectively. Asset information as presented on the consolidated balance sheets is provided to the CODM.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	June 30, 2025	December 31, 2024
Israel	$97.6	$95.4
USA	48.3	58.4
Germany	34.3	5.9
Other	40.6	45.6
Total long-lived assets, net	$220.8	$205.3

NOTE 12.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest expense	$36.5	$38.9	$72.6	$77.9
Interest income	(5.7)	(13.7)	(11.5)	(26.7)
Foreign currency translation differences, net	33.8	(4.8)	30.1	(7.6)
Other	—	—	0.1	—
Total interest and other, net	$64.6	$20.4	$91.3	$43.6

NOTE 13.    INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
(in millions, except tax rate)	2025	2024	2025	2024
Income before income taxes	$45.1	$120.3	$86.2	$195.2
Provision for income taxes	$11.9	$33.7	$22.4	$55.6
Effective tax rate	26.4%	28.0%	26.0%	28.5%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the six months ended June 30, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, state income taxes, and changes in valuation allowances, partially offset by a favorable impact of tax positions that do not meet the more likely than not standard. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the six months ended June 30, 2024 was primarily due to the inclusion of Global Intangible Low-Taxed Income and non-deductible stock-based compensation expense, partially offset by a non-recurring favorable impact of reversal of accruals related to undistributed earnings.

NOTE 14.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2025 and 2024 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2025	$(20.9)	$22.5	$(1.8)	$(0.2)
Other comprehensive income (loss) before reclassifications	7.2	(4.1)	1.6	4.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	—	(4.2)
Balance as of March 31, 2025	(13.7)	14.2	(0.2)	0.3
Other comprehensive income (loss) before reclassifications	15.5	(0.8)	15.3	30.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.3)	(2.4)	(6.7)
Balance as of June 30, 2025	$1.8	$9.1	$12.7	$23.6

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2024	$(10.0)	$27.8	$2.8	$20.6
Other comprehensive income (loss) before reclassifications	(4.0)	14.5	(2.5)	8.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.2)	(0.1)	(6.3)
Balance as of March 31, 2024	(14.0)	36.1	0.2	22.3
Other comprehensive income (loss) before reclassifications	(1.5)	5.1	(3.5)	0.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.3)	1.4	(4.9)
Balance as of June 30, 2024	$(15.5)	$34.9	$(1.9)	$17.5

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(1.5)	$(0.3)	$(4.0)	$2.2
Foreign currency derivative contracts	2.5	(0.4)	2.8	(0.9)

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three and six months ended June 30, 2025 and 2024.

NOTE 15.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$33.2	$86.6	$63.8	$139.6
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	375.5	371.4	375.4	370.9
Stock-based compensation awards	0.1	0.4	0.4	0.4
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	375.6	371.8	375.8	371.3
Net income per share, basic	$0.09	$0.23	$0.17	$0.38
Net income per share, diluted	$0.09	$0.23	$0.17	$0.38

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options	1.2	1.5	1.3	1.6
RSUs	16.6	15.0	16.9	18.8
Total	17.8	16.5	18.2	20.4

In addition, 10.3 million PSUs were excluded from the calculation of diluted net income per share for each of the three and six months ended June 30, 2025 and 1.5 million PSUs were excluded from the calculation of diluted net income per share for each of the three and six months ended June 30, 2024, because the minimum performance measures were not yet met.

NOTE 16.    SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA, and the result will be reflected in the Company's Form 10-Q for the quarter ending September 30, 2025.

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

In recent months, Iran’s direct involvement in the regional conflict escalated dramatically, culminating in an unprecedented open war with Israel. The situation in the region remains volatile and fragile, with intermittent fighting and no comprehensive or lasting peace agreement in place and sporadic escalations continue to threaten the broader regional stability. While this war and these conflicts have not had a direct material financial impact on the Company as of the date of this filing, the Company’s headquarters are located in Israel, and the Company employs approximately 1,340 professionals in Israel, including the majority of the Company’s senior leadership team. The Company is actively monitoring the developments in this geographic region.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(in millions, except percentages, Average DPUs and ARPDAU)	(Unaudited)		(Unaudited)
Revenues	$696.0	$627.0	$1,402.0	$1,278.2
Total costs and expenses	$586.3	$486.3	$1,224.5	$1,039.4
Operating income	$109.7	$140.7	$177.5	$238.8
Net income	$33.2	$86.6	$63.8	$139.6
Adjusted EBITDA	$167.0	$191.0	$334.3	$376.6

Non-financial performance metrics
Average DAUs	8.8	8.1	8.9	8.4
Average DPUs (in thousands)	378	298	384	303
Average Daily Payer Conversion	4.3%	3.7%	4.3%	3.6%
ARPDAU	$0.87	$0.85	$0.87	$0.83
Average MAUs	30.0	27.7	30.9	30.3

Comparison of the three and six months ended June 30, 2025 versus the three and six months ended June 30, 2024

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(in millions)	(Unaudited)		(Unaudited)
Revenues	$696.0	$627.0	$1,402.0	$1,278.2
Cost of revenue	$195.8	$168.2	$393.2	$345.2
Research and development	114.5	100.6	218.3	207.5
Sales and marketing	257.7	169.4	529.5	359.8
General and administrative	17.9	48.1	83.1	119.9
Impairment charges	0.4	—	0.4	7.0
Total costs and expenses	$586.3	$486.3	$1,224.5	$1,039.4

Revenues

Revenues for the three and six months ended June 30, 2025 increased by $69.0 million and $123.8 million, respectively, when compared with the comparable periods of 2024 primarily due to incremental revenues from the SuperPlay acquisition in November 2024 which more than offset the decrease in revenues due to reduced monetization primarily in slot-themed games.

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2025 increased by $27.6 million and $48.0 million, respectively, when compared with the comparable periods of 2024. The increase in cost of revenue is primarily due to an increase in platform fees associated with revenue from SuperPlay, as well as an increase in amortization expense of intangible assets from the SuperPlay acquisition in November 2024.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2025 increased by $13.9 million and $10.8 million, respectively, when compared with the comparable periods of 2024. The increases are primarily due to increases in cost associated with restructuring and outsourcing services, and increased employee compensation and related costs related to increased headcount. These net increases were offset by decreases in appreciation and retention expense related to the Playtika Holding Corp. Retention Plan and in stock-based compensation as awards became fully vested.

Sales and marketing expenses

Sales and marketing expenses for the three and six months ended June 30, 2025 increased by $88.3 million and $169.7 million, respectively, when compared with the comparable periods of 2024. The increases in sales and marketing expenses were due largely to increased media buy and depreciation and amortization driven by the acquisition of SuperPlay.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2025, decreased by $30.2 million and $36.8 million, respectively, when compared with the comparable periods of 2024. The decrease in general and administrative expenses for the three and six months ended June 30, 2025 was primarily related to a decrease in appreciation and retention expense related to the Playtika Holding Corp. Retention Plan, and the adjustment to contingent consideration expense related to the SuperPlay earnout. Excluding the impact of these items, the general and administrative expenses for the three and six months ended June 30, 2025, increased by $7.7 million and $17.1 million, respectively, when compared with the comparable periods of 2024 due to increased employee compensation and related costs related to increased headcount primarily driven by the acquisition of SuperPlay.

Impairment charge

During the three and six months ended June 30, 2025, we recorded an impairment charge of $0.4 million related to the impairment of an operating lease right-of-use asset. During the six months ended June 30, 2024, we recorded an impairment charge of $7.0 million related to our investments in unconsolidated affiliates.

Other Factors Affecting Net Income

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(in millions)	(Unaudited)		(Unaudited)
Interest expense	$36.5	$38.9	$72.6	$77.9
Interest income	(5.7)	(13.7)	(11.5)	(26.7)
Foreign currency exchange, net	33.8	(4.8)	30.1	(7.6)
Other	—	—	0.1	—
Provision for income taxes	11.9	33.7	22.4	55.6
Interest

Interest expense for the three and six months ended June 30, 2025 decreased $2.4 million and $5.3 million, respectively, when compared with the same periods of 2024 as a result of lower variable rate debt balance and lower average interest rates paid on that balance.

Interest income for the three and six months ended June 30, 2025 decreased by $8.0 million and $15.2 million, respectively, when compared with the same periods of 2024 as a result of lower balances held in interest bearing cash, cash equivalents and short-term investments, and lower average interest rates earned on those balances.

Provision for income taxes

The effective income tax rate for the three months ended June 30, 2025 was 26.4% compared to 28.0% for the three months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 was 26.0% compared to 28.5% for the six months ended June 30, 2024. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the six months ended June 30, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, state income taxes, and changes in valuation allowances, partially offset by a favorable impact of tax provisions that do not meet the more likely than not standard. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the six months ended June 30, 2024 was primarily due the inclusion of Global Intangible Low-Taxed Income and non-deductible stock-based compensation expense, partially offset by a non-recurring favorable impact of reversal of accruals related to undistributed earnings.

Net Income

Upon aggregating all of the components of our results of operations above, net income for the three and six months ended June 30, 2025, decreased $53.4 million and $75.8 million, respectively, when compared with the same periods of 2024.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$33.2	$86.6	$63.8	$139.6
Provision for income taxes	11.9	33.7	22.4	55.6
Interest expense and other, net	64.6	20.4	91.3	43.6
Depreciation and amortization	61.0	38.7	120.2	77.9
EBITDA	170.7	179.4	297.7	316.7
Stock-based compensation(1)	17.5	22.9	43.0	46.6
Impairment charge	0.4	—	0.4	7.0
Changes in estimated value of contingent consideration	(33.0)	(16.3)	(26.1)	(13.4)
Acquisition and related expenses(2)	3.6	0.5	10.1	2.7
Other items(3)	7.8	4.5	9.2	17.0
Adjusted EBITDA	$167.0	$191.0	$334.3	$376.6
Net income margin	4.8%	13.8%	4.6%	10.9%
Adjusted EBITDA margin	24.0%	30.5%	23.8%	29.5%
_______

(1)    Reflects stock-based compensation expense related to the issuance of equity awards to our employees and Directors.
(2)    Includes costs incurred to evaluate and pursue acquisition activities as well as costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    Amounts for the three and six months ended June 30, 2025 consists of $7.8 million and $8.5 million, respectively, incurred by the Company related to restructuring activities.
Amounts for the three and six months ended June 30, 2024 consist primarily of $2.6 million and $11.2 million, respectively, incurred by the Company for severance and $1.6 million and $5.1 million, respectively, incurred by the Company related to restructuring activities.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term highly liquid investments, and borrowings under our $550 million revolving credit facility (the “Revolving Credit Facility”) (together with our senior secured first lien term loan, the “Credit Agreement”). Our cash and cash equivalents and short-term investments totaled $592.1 million and $565.8 million at June 30, 2025 and December 31, 2024, respectively. On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement which, among other things, decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million and, subject to the satisfaction of certain conditions, will extend the maturity of the Revolving Credit Facility to September 11, 2027, subject to the satisfaction of certain conditions (including regulatory approval). As of

June 30, 2025 and December 31, 2024, we had $550 million and $600 million, respectively, in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations, dividends to shareholders and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, or, if necessary, borrowings under our Revolving Credit Facility or, if necessary, additional term loans or issuances of equity.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Six months ended June 30,
	2025	2024
Net cash flows provided by operating activities	$164.9	$180.1
Net cash flows used in investing activities	(135.2)	(449.1)
Net cash flows used in financing activities	(97.0)	(48.6)
Effect of foreign exchange rate changes on cash and cash equivalents	2.0	(2.3)
Net change in cash, cash equivalents and restricted cash	$(65.3)	$(319.9)

Operating activities

Net cash flows provided by operating activities for the six months ended June 30, 2025 was $164.9 million compared with $180.1 million for the same period of 2024. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the six months ended June 30, 2025 was $135.2 million when compared with $449.1 million for the same period of 2024. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets and includes $159.8 million and $390.1 million of cash outflow for the purchase of short-term investments in the six months ended June 30, 2025 and 2024, respectively.

Financing activities

Net cash flows used in financing activities for the six months ended June 30, 2025 was $97.0 million, compared with $48.6 million for the same period of 2024. Financing activity cash flows for the six months ended June 30, 2025 and 2024 primarily relates to cash dividends paid and repayments on our bank borrowings and for the six months ended June 30, 2025 includes stock repurchases of common stock under the Company’s stock repurchase program.

Capital resources

We have a $1.9 billion senior secured first lien term loan (the “Term Loan”) maturing on March 11, 2028, and a $550 million Revolving Credit Facility (together, the “Credit Agreement”) maturing on March 11, 2026. In April 2025, we entered into a Fourth Amendment to the Credit Agreement which will extend the maturity of the Revolving Credit Facility to September 11, 2027, subject to the satisfaction of certain conditions (including a regulatory approval). The Term Loan requires quarterly principal payments equal to 0.25% of the original aggregate principal amount of the Term Loan with balance due at maturity.

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

We had borrowings outstanding under our Term Loan with book values of $1,799.2 million and $1,805.4 million at June 30, 2025 and December 31, 2024, respectively, which were subject to a weighted average interest rate of 7.19% and 8.03% for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. There were no borrowings against our Revolving Credit Facility at June 30, 2025 or December 31, 2024.

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

A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our senior notes by $17.8 million as of June 30, 2025.

A hypothetical 100 basis point decrease in interest rates would have increased the fair value of our senior notes by $18.5 million as of June 30, 2025.

Investment risk

We had cash and cash equivalents including restricted cash totaling $502.4 million and $567.7 million as of June 30, 2025 and December 31, 2024, respectively. We also had short-term investments of $91.2 million as of June 30, 2025. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term investments primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 bps increase or decrease in interest rates would have an immaterial impact on fair value of our short-term investments as of June 30, 2025.

Foreign currency risk
Our functional currency is the U.S. Dollar and most of our revenues are denominated in U.S. Dollars. However, we have foreign currency risks related to a significant portion of our operating expenses, consisting of headcount related expenses as well as leases and certain other operating expenses, denominated in currencies other than the U.S. Dollar, primarily the Euro (“EUR”), Israeli Shekel (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of June 30, 2025, we had entered into derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN, at future dates. The approximate amount of hedges was equal to $175.6 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

For the quarter ended June 30, 2025, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions, or experienced issues with their features that permit our players to purchase virtual items. Additionally, we rely on third-party online payment service providers to process any payments generated on games accessed and operated on our own Direct-to-Consumer platforms. If any of these third-party service providers is unable to process payments, even for a short period of time, our business would be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we do not adhere to the terms and conditions of our platform providers, the platform providers may take actions to limit the operations of, suspend or remove our games from the platform, and/or we may be exposed to liability or litigation. As jurisdictions in which we operate and their regulatory bodies adopt or modify laws and regulations, our platform providers may adopt restrictive policies or take other adverse action against the Company and its games in connection with their interpretation and implementation of such laws and regulations. For example, in December 2023, the Company was informed that Google was beginning to enforce an existing Play Store policy banning simulated gambling apps in thirteen countries across the Middle East and Asia: Algeria, Iran, Jordan, Libya, Oman, Palestine, Qatar, Saudi Arabia, South Korea, Syria, Tunisia, the United Arab Emirates and Yemen. As a result, Google blocked Slotomania and Caesars Slots in December 2023 and World Series of Poker in January 2024 from these countries. Similarly, in January 2024, Indonesia’s Ministry of Communication and Information Technology reported that it had conducted a broad sweep of online gambling content on the Google and Apple platforms including non-gambling games that contained gambling-related elements. Shortly thereafter, Slotomania was blocked from the Google Play Store in Indonesia, although it has since been reinstated. We were also notified in December 2024 by a third-party platform that it would be challenging the offering of social casino games on its platform in the State of Washington. As a result, we elected to pull our games off of this platform altogether. While we currently were only offering certain poker-themed titles through this platform and did not suffer a material impact to our overall revenues from this action, our business and operating results could be materially impaired if other platforms that are more significant to our business take similar actions in the State of Washington or in other jurisdictions. As recently as July 2025, the Turkish Information Technologies and Communication Authority imposed a block on our domain which affected the functionality of a significant number of our games (including Bingo Blitz, Slotomania, Solitaire Grand Harvest, Caesars Casino, and World Series of Poker) on all platforms for users in Turkey and certain nearby regions. Although we are taking steps to oppose and try to reverse these types of actions and have not experienced a material impact on our business, financial condition or results of operations due to limited revenues we currently have on the affected platform or in the affected jurisdictions, if our platform providers, particularly the iOS App Store, Facebook, or Google Play Store, take these actions in jurisdictions that are significant to our operations, it would be harmful to our business.
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

We are a highly leveraged company. In March 2021, we entered into a $1,900.0 million senior secured first lien term loan, which we refer to herein as the Term Loan. We also issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (our “Notes”) in a private offering pursuant to an indenture dated March 11, 2021 (the “Indenture”). As of December 31, 2024, we had $2,428.8 million aggregate principal amount of outstanding indebtedness, in addition to $550.0 million available for borrowing under a $550.0 million senior secured revolving credit facility, which we refer to herein as the Revolving Credit Facility. For the year ended December 31, 2024, we made net principal payments of $23.8 million and paid $146.6 million for interest (net of hedges). The Credit Facilities were provided pursuant to a credit agreement, which we refer to herein as the Credit Agreement, dated as of December 10, 2019 and amended on March 11, 2021, by and among us, the lenders party thereto and UBS AG, Stamford Branch (as successor in interest to Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent, and the other parties thereto, as amended.

Our substantial indebtedness could have important consequences for us, including, but not limited to, the following:

•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, acquisitions, research and development,strategic initiatives or other purposes;
•make it more difficult for us to satisfy our obligations, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, financial covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness,thereby reducing funds available to us for other purposes;
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

In addition, our Credit Agreement contains a financial covenant applicable to the Revolving Credit Facility thereunder, and our Credit Agreement and the Indenture each contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest, including our ability to,among other things:

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

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the Indenture. If new indebtedness is added to our current debt levels, the related risks described above could intensify. Additionally, the Term Loan matures in March 2028, the Revolving Credit Facility matures in March 2026 and the Notes mature in March 2029. The Revolving Credit Facility maturity date was extended from March 2026 to September 2027 pursuant to an amendment to the Credit Agreement on April 23, 2025 subject to the satisfaction of certain conditions which remain outstanding. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Agreement or from new indebtedness in an amount sufficient to enable us to pay or refinance our indebtedness or to fund our other liquidity needs. For example, in connection with the acquisition of SuperPlay, Ltd.,the Company agreed to make future earnout payments of up to $1.250 billion, in the aggregate, based on the achievement of certain gross revenue growth and Adjusted EBITDA targets during the calendar years 2025, 2026 and 2027, in each case, payable following the end of the applicable measurement period. Depending on the level of earnout achievement, if the earnout payments dramatically exceed our estimates of such payments, it is possible that the Company’s cash flows and available cash will be insufficient to fund these obligations, particularly if we are unable to satisfy the conditions to the extension of the Revolving Credit Facility before it matures in March 2026.

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

There is significant opposition in some jurisdictions to social gaming, including social casino-themed games. The World Health Organization includes “gaming disorder” as an International Classification of Diseases, defining the disorder as a pattern of behavior characterized by impaired control over gaming and an increase in the priority of gaming over other interests and daily activities. Some states or countries have anti-gaming groups that specifically target social casino-themed games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino-themed games specifically. These could result in a prohibition on interactive social gaming or social casino-themed games altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business.

The U.S. Court of Appeals for the Ninth Circuit decided that a social casino-themed game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits and arbitration proceedings have been filed against other defendants, including us. For example, in April 2018, a putative class action lawsuit was filed in federal district court in Washington alleging substantially the same causes of action against our social casino-themed games. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. High Five Games, a social casino-themed game company that was also sued in federal district court for substantially the same causes of action, opted to continue litigation rather than settle following the Ninth Circuit’s ruling. After several years of legal proceedings, in September 2024, a court ruled that two of High Five Games’ slot-themed games constituted illegal gambling under Washington law. As a result, the company was ordered to pay $24.9 million in February 2025. In January 2025, the Washington State Gambling Commission (WSGC) issued a public memo referencing both the Ninth Circuit ruling and the High Five Games case. The memo warned that games of chance involving virtual currency are likely to be classified as illegal gambling under Washington law. It also encouraged companies offering virtual casino-style games to Washington residents to review their games and ensure compliance with state gambling regulations.

In the United States, two lawsuits were filed against us in 2023 in Alabama and Tennessee and one lawsuit was filed against us in 2024 in Kentucky, all alleging that our social casino-themed games constitute illegal gambling under applicable state laws and seeking to recover amounts paid by the residents of the applicable state in connection with such games. In 2025, two putative class action lawsuits were filed against us, in Alabama and Washington, alleging that our casino-themed social games violate Alabama and Washington (and unspecified other) laws, respectively. In addition, we received seven demands for arbitration in late 2022 and early 2023 and three demands for mass arbitration in 2024 and 2025, all alleging, among other things, that our games constitute illegal gambling under applicable state law. See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Business—Legal Proceedings” in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

In 2018, sixteen gambling regulators signed a declaration expressing concern over the blurring of lines between gambling and video game products, including social casino-themed gaming. The regulators committed to work together to analyze the characteristics of video games and social gaming, and to engage in an informed dialogue with the video game and social gaming industries to ensure the appropriate and efficient implementation of applicable laws and regulations. The regulators also indicated they would work closely with their consumer protection enforcement agencies. In 2019, the regulators presented their conclusions and encouraged national consumer protection authorities to continue to be involved in the debate over the blurring of lines between gambling and video game products, while recognizing that ultimately whether these activities trigger the implementation of gambling regulation would depend on each nation’s gambling definition. Many other similar cases have been filed in the United States related to allegations regarding legality of loot boxes and purported gambling within video games products. For example, since 2020, there have been many cases filed against social casino-themed game developers, or our third-party platform providers, alleging that social casino-themed games violate various state’s gambling laws, including cases in California, Washington, Mississippi, Alabama, Connecticut, Georgia, New York, Tennessee, Kentucky, Ohio and New Mexico.

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

On June 24, 2025, we received a letter from the Attorney General of the State of Washington alleging that certain of our games violate state gambling and consumer protection laws, and requesting that we pay certain monetary penalties and prevent those games from being available to play in the state in the future. If we are unable to resolve this matter, or are unable reach a mutually agreeable settlement, this matter may lead to litigation. Any settlement or litigation could result in monetary, reputational and/or operational harm to us, each of which could be material. Refer also to disclosures in Note 9, Commitments and Contingencies, in the accompanying consolidated financial statements.

We cannot predict the likelihood, timing, scope or terms of any actions taken by any regulatory body, nor can we predict the outcome of any litigation arising, as a result of any such action.

Consumer protection concerns regarding games such as ours have been raised in the past and may again be raised in the future. These concerns include: (i) whether social casino-themed games may be shown to serve as a gateway for adolescents to real money gambling; (ii) methods to limit the ability of children to make in-game purchases, and (iii) a concern that mobile game companies are using big data and advanced technology to predict and target “vulnerable” users who may spend significant time and money on mobile games in lieu of other activities. This has resulted in governmental action against another gaming company. In December 2022, Epic Games and the U.S. Federal Trade Commission, or the FTC, announced a settlement, in which Epic Games agreed to pay a $245 million to the FTC relating to in-game purchases in Epic Game’s popular Fortnite game. Such concerns could lead to increased scrutiny over the manner in which our games are designed, developed, distributed and presented.

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

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. Israel and Hamas agreed to a 42-day ceasefire on January 17, 2025 but fighting has since resumed. A separate ceasefire between Israel and Lebanon was reached on November 27, 2024 though violations have been reported. In recent months, Iran’s direct involvement in the regional conflict escalated dramatically, culminating in direct military exchanges and an open war with Israel. Israel and Iran agreed to a ceasefire on June 24, 2025. However, the situation in the region remains volatile and the possibility of expanded or renewed conflicts persist. We cannot predict the outcome of developments in the war in Israel or the reaction to such developments by other countries or international authorities particularly as the conflict has triggered diplomatic rifts and protests around the world. An escalation or continuation of the conflict could result in additional military reserve duty call-ups, damage to infrastructure in Israel and other ramifications that could have a material adverse effect on our operations.

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

Our current stock ownership by Chinese investors has caused us, and may in the future cause us, to become subject to new or additional laws and regulations in China. For example, in 2023, China’s National Development and Reform Commission (the “NDRC”) released the Administrative Measures for the Review and Registration of Medium and Long-Term Foreign Debt of Enterprises (the “Foreign Debt Rules”). The Foreign Debt Rules require companies that are controlled by Chinese entities, including us, to notify and receive certain approvals from the NDRC before we can issue or materially amend the terms of certain indebtedness that is borrowed outside of China, including, for example, the Credit Agreement. Pursuant to the terms of the Foreign Debt Rules, the notifications must be delivered by our controlling stockholder, who we do not control, and approvals from the NDRC, if granted, can take up to several months to receive. As a result, for so long as we may be subject to the Foreign Debt Rules, the Foreign Debt Rules may significantly adversely impact our ability to incur new indebtedness or amend our existing indebtedness on competitive terms, on a timely basis, or at all, and may subject us to adverse consequences if we or our controlling stockholder do not comply with the applicable requirements thereunder. We are currently working with our controlling stockholder to seek the approval of the NDRC for the latest amendment to the Credit Agreement. The amendment provides that the extension of the maturity date for our Revolving Credit Facility is subject to the satisfaction of certain conditions including the approval of the NDRC for the amendment. If our controlling stockholder is unable to obtain such approval, the maturity date of the Revolving Credit Facility will not be extended under the latest amendment and the Revolving Credit Facility could terminate on March 11, 2026. Similar rules may be implemented by China that could create additional risks to our ability to borrow or otherwise operate as a publicly traded company in the United States.

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

A summary of our common stock repurchases (in thousands, except average price paid per share) during the quarter ended June 30, 2025, are as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2025	420	$5.01	420	142,228
May 1 through May 31, 2025	418	$4.99	418	140,138
June 1 through June 30, 2025	395	$4.76	395	138,253
Total	1,233	$4.92	1,233	138,253

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

Item 6.        EXHIBITS

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
2.1
Second Amendment to Share Purchase Agreement, dated as of May 29, 2025, by and among Playtika Holding Corp., Playtika Ltd., SuperPlay Ltd., the shareholders of SuperPlay Ltd. and Gigi Levy-Weiss, as the shareholder representative
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
Dated as of August 7, 2025