Form 10-Q
period 2025-09-30
Playtika Holding Corp.
filed 2025-11-06
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025 the registrant had 376,055,827 shares of common stock, $0.01 par value per share, outstanding.

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
•the extension of the maturity date of our senior secured revolving credit facility from March 2026 to September 2027 remains subject to the satisfaction of certain conditions, including a regulatory approval in China, and a failure to satisfy such conditions could result in the termination of our revolving credit facility in March 2026;
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

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$587.9	$565.8
Short-term investments	52.9	—
Restricted cash	1.5	1.9
Accounts receivable	168.0	187.6
Prepaid expenses and other current assets	182.9	117.5
Total current assets	993.2	872.8
Property and equipment, net	105.2	115.4
Operating lease right-of-use assets	131.2	89.9
Intangible assets other than goodwill, net	453.0	562.2
Goodwill	1,706.3	1,692.3
Deferred tax assets, net	117.1	119.0
Investments in unconsolidated entities	21.1	20.6
Other non-current assets	161.3	167.0
Total assets	$3,688.4	$3,639.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$10.8	$11.6
Accounts payable	56.6	58.6
Operating lease liabilities, current	24.4	25.7
Accrued expenses and other current liabilities	611.3	463.0
Total current liabilities	703.1	558.9
Long-term debt	2,381.0	2,388.5
Contingent consideration	130.0	354.6
Other long-term liabilities	419.2	372.2
Operating lease liabilities, long-term	123.2	71.4
Deferred tax liabilities	6.7	24.7
Total liabilities	3,763.2	3,770.3
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 376.5 and 375.3 shares outstanding at September 30, 2025 and December 31, 2024, respectively	4.1	4.1
Treasury stock at cost (51.8 shares at both September 30, 2025 and December 31, 2024)	(603.5)	(603.5)
Additional paid-in capital	1,409.9	1,362.7
Accumulated other comprehensive income (loss)	18.8	(0.2)
Accumulated deficit	(904.1)	(894.2)
Total stockholders' deficit	(74.8)	(131.1)
Total liabilities and stockholders’ deficit	$3,688.4	$3,639.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$674.6	$620.8	$2,076.6	$1,899.0
Costs and expenses
Cost of revenue	178.4	168.1	571.6	513.3
Research and development	98.8	99.2	317.1	306.7
Sales and marketing	206.3	149.9	735.8	509.7
General and administrative	91.2	76.8	174.3	196.7
Impairment charges	1.5	29.3	1.9	36.3
Total costs and expenses	576.2	523.3	1,800.7	1,562.7
Income from operations	98.4	97.5	275.9	336.3
Interest and other, net	40.3	33.8	131.6	77.4
Income before income taxes	58.1	63.7	144.3	258.9
Provision for income taxes	19.0	24.4	41.4	80.0
Net income	39.1	39.3	102.9	178.9
Other comprehensive income (loss)
Foreign currency translation	0.4	7.4	23.1	1.9
Change in fair value of derivatives	(5.2)	(17.9)	(4.1)	(15.5)
Total other comprehensive income (loss)	(4.8)	(10.5)	19.0	(13.6)
Comprehensive income	$34.3	$28.8	$121.9	$165.3

Net income per share attributable to common stockholders, basic	$0.11	$0.11	$0.28	$0.48
Net income per share attributable to common stockholders, diluted	$0.11	$0.11	$0.28	$0.48
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	367.9	372.2	372.9	371.4
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	368.2	372.5	373.1	371.7
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except for per share data)
(Unaudited)

	Share capital
	Shares Outstanding	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2025	375.3	$4.1	$(603.5)	$1,362.7	$(0.2)	$(894.2)	$(131.1)
Net income	—	—	—	—	—	30.6	30.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(0.8)	*	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	—	25.8	—	—	25.8
Issuance of shares upon vesting of RSUs and PSUs	1.2	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	*	*	—	(0.6)	—	—	(0.6)
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balances at March 31, 2025	375.7	4.1	(603.5)	1,383.1	0.3	(901.2)	(117.2)
Net income	—	—	—	—	—	33.2	33.2
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(1.2)	*	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	—	17.7	—	—	17.7
Issuance of shares upon vesting of RSUs	1.8	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(1.1)	—	—	(1.1)
Other comprehensive income	—	—	—	—	23.3	—	23.3
Balances at June 30, 2025	376.3	4.1	(603.5)	1,393.6	23.6	(905.6)	(87.8)
Net income	—	—	—	—	—	39.1	39.1
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(1.3)	*	—	(5.2)	—	—	(5.2)
Stock-based compensation	—	—	—	22.1	—	—	22.1
Issuance of shares upon vesting of RSUs	1.5	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss	—	—	—	—	(4.8)	—	(4.8)
Balances at September 30, 2025	376.5	$4.1	$(603.5)	$1,409.9	$18.8	$(904.1)	$(74.8)

	Share capital
	Shares Outstanding	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2024	370.0	$4.1	$(603.5)	$1,264.9	$20.6	$(907.6)	$(221.5)
Net income	—	—	—	—	—	53.0	53.0
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.1)	(37.1)
Stock-based compensation	—	—	—	24.2	—	—	24.2
Issuance of shares upon vesting of RSUs and PSUs	1.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(0.7)	—	—	(0.7)
Other comprehensive income	—	—	—	—	1.7	—	1.7
Balances at March 31, 2024	371.0	4.1	(603.5)	1,288.4	22.3	(891.7)	(180.4)
Net income	—	—	—	—	—	86.6	86.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.2)	(37.2)
Share-based compensation	—	—	—	23.5	—	—	23.5
Issuance of shares upon vesting of RSUs	0.9	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss	—	—	—	—	(4.8)	—	(4.8)
Balances at June 30, 2024	371.9	4.1	(603.5)	1,311.3	17.5	(842.3)	(112.9)
Net income	—	—	—	—	—	39.3	39.3
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.3)	(37.3)
Share-based compensation	—	—	—	24.2	—	—	24.2
Issuance of shares upon vesting of RSUs	0.7	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(0.8)	—	—	(0.8)
Other comprehensive loss	—	—	—	—	(10.5)	—	(10.5)
Balances at September 30, 2024	372.6	$4.1	$(603.5)	$1,334.7	$7.0	$(840.3)	$(98.0)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$102.9	$178.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	33.2	34.8
Amortization of intangible assets	146.3	82.3
Impairment charges	1.9	36.3
Stock-based compensation	64.8	70.2
Amortization of loan discount	6.0	5.6
Change in contingent consideration	4.7	(15.9)
Change in deferred taxes, net	(13.4)	(9.4)
Loss from foreign currency	7.5	—
Non-cash lease expense (income), net	8.4	(2.2)
Other operating activities	(0.5)	—
Changes in operating assets and liabilities:
Accounts receivable	22.3	12.1
Prepaid expenses and other current and non-current assets	(68.5)	27.4
Accounts payable	3.7	(16.5)
Accrued expenses and other current and non-current liabilities	(37.5)	(66.6)
Net cash provided by operating activities	281.8	337.0
Cash flows from investing activities
Purchase of property and equipment	(25.6)	(28.1)
Capitalization of internal use software costs	(21.0)	(25.1)
Purchase of software for internal use	(17.3)	(15.5)
Purchase of short-term investments	(200.6)	(256.5)
Proceeds from short-term investments	148.1	200.7
Other investing activities	0.6	(1.0)
Net cash used in investing activities	(115.8)	(125.5)
Cash flows from financing activities
Dividend paid	(112.5)	(74.3)
Repayments on bank borrowings	(14.3)	(19.0)
Payment for share buyback	(16.1)	—
Payment of tax withholdings on stock-based payments	(2.3)	(2.1)
Net cash out flow for business acquisitions and other	—	(0.7)
Net cash used in financing activities	(145.2)	(96.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.9	0.3
Net change in cash, cash equivalents and restricted cash	21.7	115.7
Cash, cash equivalents and restricted cash at the beginning of the period	567.7	1,031.7
Cash, cash equivalents and restricted cash at the end of the period	$589.4	$1,147.4

	Nine months ended September 30,
	2025	2024
Supplemental cash flow disclosures
Cash paid for income taxes	$129.4	$100.2
Cash paid for interest	$109.5	$117.3
Cash received for interest	$18.3	$42.5
Non-cash financing and investing activities
Accrued dividend	$37.6	$37.3
Right-of-use assets acquired under operating leases	$55.3	$5.8
Accrued purchases of property and equipment and intangible assets	$4.5	$5.0
Capitalization of stock-based compensation costs	$0.8	$1.7
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2024 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

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

In May 2025, the Share Purchase Agreement was amended to adjust certain covenants. During the three months and nine months ended September 30, 2025, the Company recorded $30.0 million of expense and $14.6 million of income, respectively, to adjust contingent consideration associated with the SuperPlay Acquisition to its estimated fair value of $340.0 million as of September 30, 2025, which is comprised of $210.0 million in accrued expenses and other current liabilities and $130.0 million in long term liabilities on the consolidated balance sheet.

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

	September 30, 2025	December 31, 2024
	%
Apple	55%	60%
Google	28%	29%

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

The Company accounts for investments in debt securities in accordance with ASC No. 320, "Investments - Debt Securities". The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses are determined using the specific identification method and recognized when realized in the consolidated statements of comprehensive loss.

The Company periodically evaluates its available-for-sale debt securities for impairment in accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. If the amortized cost of an individual security exceeds its fair value, the Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the Company writes down the security to its fair value and records the impairment charge in the Consolidated Statements of Comprehensive Loss. If neither of these criteria are met, the Company assesses whether credit loss exists. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

For the nine-month period ended September 30, 2025, credit losses were immaterial.

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company.

The Company recognized compensation expenses in respect of retention unit and appreciation unit awards under its appreciation and retention plans of $23.9 million and $70.1 million during the three and nine months ended September 30, 2024, respectively. The 2021-2024 Retention Plan concluded in 2024 and there will be no additional compensation expenses related to the associated retention unit and appreciation unit awards.

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

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Due to poor performance of certain of these investments leading to significant uncertainty regarding their future viability, the Company recorded impairments of $29.3 million and $36.3 million related to one of its investments during the three and nine months ended September 30, 2024, respectively. No change to the carrying amounts were recorded in the nine month period ended September 30, 2025.

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

Recently issued accounting standards not yet adopted by the Company

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). ASU 2025-06 requires public companies to apply property, plant, and equipment-style disclosure requirements to internal-use software costs, eliminate stage-based capitalization models, and begin capitalizing software development costs once management commits to funding a project and completion is probable under the new “probable-to-complete” threshold. This guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2025-06.

NOTE 2.     SHORT-TERM INVESTMENTS

Short-term investments at September 30, 2025 are as follows (in millions):

	September 30, 2025
	Amortized cost	Allowance for credit losses	Unrealized gains, gross	Unrealized losses, gross
Commercial papers	$52.9	$—	$ *	$—
_______

*    Represents an amount less than $0.1

The Company did not hold short-term investments at December 31, 2024.

NOTE 3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025	December 31, 2024
Contingent consideration	$254.3	$25.0
Employees and related expenses	109.4	153.7
Accrued expenses	101.6	113.3
Tax accruals	49.8	49.4
Dividend payable	37.6	37.3
Media buy	34.9	47.9
Deferred revenues	23.7	36.4
Total accrued expenses and other current liabilities	$611.3	$463.0

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	6.8	6.3
Weighted average discount rates	4.7%	4.5%

Total operating lease expense was $6.8 million and $6.3 million during the three months ended September 30, 2025 and 2024, respectively, and $19.8 million and $17.4 million during the nine months ended September 30, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $7.6 million and $6.6 million during the three months ended September 30, 2025 and 2024, respectively, and $21.1 million and $18.2 million during the nine months ended September 30, 2025 and 2024, respectively.

Maturities of lease liabilities are as follows as of September 30, 2025 (in millions):

Remaining 2025	$7.1
2026	31.7
2027	28.3
2028	22.2
2029	21.0
Thereafter	61.6
Total undiscounted cash flows	171.9
Less: imputed interest	(24.3)
Present value of lease liabilities	$147.6

NOTE 5.    DEBT

	September 30, 2025				December 31, 2024
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	7.180%	$1,796.2	$1,814.5	$1,805.4
Senior Notes	2029	4.250%	595.6	600.0	594.7
Revolving Credit Facility	2026	n/a	—	—	—
Total debt			2,391.8	2,414.5	2,400.1
Less: Current portion of long-term debt			(10.8)	(19.0)	(11.6)
Long-term debt			$2,381.0	$2,395.5	$2,388.5

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $22.7 million and $28.7 million at September 30, 2025 and December 31, 2024, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At September 30, 2025, the Company’s first-priority net senior secured leverage ratio was 1.6 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of September 30, 2025.

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

Pursuant to the terms of the Fourth Amendment, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period (“Term SOFR”), subject to a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent and (iii) the one-

month Term SOFR plus 1.00% per annum, in each case plus an applicable margin. Such applicable margin with respect to the Revolving Credit Facility is 3.00% per annum in the case of any Term SOFR loan and 2.00% per annum in the case of any base rate loan, subject to three 0.25% step-downs based on the Company’s first lien net leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility in the amount of 0.50% of the principal amount of the unused commitments of such lender, subject to two 0.125% step-downs based on the Company’s first lien net leverage ratio.

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

NOTE 6.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of September 30, 2025, a total of 61,710,362 shares of the Company’s common stock had been allocated to awards granted under the Plan and 13,870,693 shares remained available for future grants.

Cash dividend

On May 8, 2025, the Board of Directors of the Company declared a cash dividend of $0.10 per share of the Company’s outstanding common stock payable on July 7, 2025 to stockholders of record as of the close of business on June 23, 2025. The dividend amount of $37.6 million is recorded in accrued expenses and other current liabilities at September 30, 2025.

Stock repurchase program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or discontinued at any time at the Company’s discretion. During the three months ended September 30, 2025, the Company repurchased and retired approximately 1.3 million shares of its common stock at an average cost of $4.09 per share. As of September 30, 2025, $133.1 million remains available under the Company’s stock repurchase program.

Stock options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2025:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2025	1.3	6.7	$17.42
Granted	—		$—
Exercised	—
Forfeited	(0.2)		$18.82
Expired	—		$—
Outstanding at September 30, 2025	1.1	6.0	$17.20	$—
Exercisable at September 30, 2025	1.0	5.9	$17.85	$—

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value associated with all employee stock options. There were no options granted in the nine months ended September 30, 2025 or 2024.

RSUs

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2025:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2025	19.6	$8.70
Granted	2.9	$4.34
Vested	(5.0)	$10.31	$23.1
Forfeited	(2.5)	$8.80
Outstanding at September 30, 2025	15.0	$7.31

The Company estimates the fair value of RSUs and PSUs with a service condition or performance condition using the value of its common stock on the date of grant, reduced by the present value of dividends expected to be paid on its shares of common stock prior to vesting. The table below summarizes the assumptions used for the RSUs granted during the nine months ended September 30, 2025 and 2024:

Nine months ended September 30,
	2025	2024
Risk-free interest rate	3.62% - 4.22%	3.67% - 4.57%
Expected dividend yield	5.42% - 10.58%	4.87% - 5.67%
Expected term in years	2.3 - 3.1	2.3 - 3.6

PSUs

The following table summarizes the Company’s PSU activity during the nine months ended September 30, 2025:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2025	10.9	$5.33
Granted	—	$—
Vested	*	$9.72	*
Forfeited	(0.6)	$9.72
Outstanding at September 30, 2025	10.3	$5.09
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

*    Represents an amount less than 0.1 or $0.1

Stock-based compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	$0.2	$0.7	$0.8	$2.4
RSUs	14.8	23.5	43.8	73.6
PSUs	7.1	—	21.0	(4.1)
Total stock-based compensation costs	$22.1	$24.2	$65.6	$71.9

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development expenses	$4.1	$7.1	$12.9	$23.0
Sales and marketing expenses	1.0	1.5	2.5	4.9
General and administrative expenses	16.7	15.0	49.4	42.3
Total stock-based compensation costs, net of amounts capitalized	$21.8	$23.6	$64.8	$70.2

The Company capitalized stock-based compensation of $0.3 million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $1.7 million during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $0.5 million, $103.4 million and $22.0 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 1.0 years, 2.6 years and 1.5 years, respectively.

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

The aggregate fair value of the Company’s interest rate swap agreements was a net asset of $7.2 million as of September 30, 2025, and was recorded in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows in amounts detailed in Note 8, Fair Value Measurements.

Foreign currency hedge agreements

At September 30, 2025, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $187.5 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net asset of $13.2 million as of September 30, 2025 and was recorded in the accompanying consolidated balance sheets in amounts detailed in Note 8, Fair Value Measurements.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Derivative instruments - foreign currency derivative contracts	$65.3	$46.0	$151.1	$151.4
Derivative instruments - interest rate swaps	—	—	—	—
Derivative instruments - others (non-hedging)	—	—	—	—

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

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	September 30, 2025
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,814.5	$1,798.6	Level 2
Senior Notes	600.0	548.3	Level 2
Total debt	$2,414.5	$2,346.9

	December 31, 2024
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,828.8	$1,831.1	Level 2
Senior Notes	600.0	541.5	Level 2
Total debt	$2,428.8	$2,372.6

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024 (in millions):

		Fair Value at
	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Cash equivalents
Money market funds	Level 1	$256.8	$331.4
Term deposits	Level 1	84.1	93.1
Commercial papers	Level 2	49.7	10.0

Short-term investments
Commercial papers	Level 2	$52.9	$—

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	9.5	19.4
Derivative instruments - foreign currency derivative contracts	Level 2	13.2	1.1

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$—	$9.8

Accrued expenses and other current liabilities
Derivative instruments - interest rate swaps	Level 2	$0.2	$—
Derivative instruments - foreign currency derivative contracts	Level 2	$—	$3.3

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$2.1	$—

The carrying value of accounts receivable, accounts payables, restricted cash, and the majority of cash equivalents approximates fair value due to the short time to expected payment or receipt of cash.

The Company classifies its short term investments, derivative financial instruments and some cash equivalents within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2025	$379.6
Fair value adjustments based upon post-acquisition performance and passage of time	4.7
Balance as of September 30, 2025 (1)	$384.3
_______
(1)    Amount comprised of $340.0 million and $44.3 million for SuperPlay and InnPlay acquisitions, respectively.

The Company estimated the fair value of its SuperPlay contingent consideration liability using a Monte Carlo simulation to model components of cash flow analyses. The significant assumptions used in the SuperPlay model include revenue volatility of 15% and a 20-year-risk free rate of 4.7%. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The extent to which the actual results differ from assumptions made within the simulation and analyses, along with adjustments resulting from the passage of time, will result in changes in these liabilities in future periods. Based on certain gross revenue growth and Adjusted EBITDA metrics of SuperPlay during the calendar year 2025, earnout payments could exceed currently estimated amounts.

The Company has not elected the fair value measurement option under ASC 825 for any financial assets or liabilities.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

On November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint is allegedly brought on behalf of a class of purchasers of the Company’s securities between January 15, 2021 and November 2, 2021, and alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period. On March 10, 2022, the court appointed LBMotion Ltd as lead plaintiff, and the plaintiff filed an amended complaint on May 6, 2022. The amended complaint alleges violations of Section 11 and 15 of the Securities Act of 1933 and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. The amended complaint also added the companies that served as underwriters for the Company’s IPO as defendants in the lawsuit. On September 15, 2022, in accordance with local rules of the Court, the Company and other defendants in the case filed a letter notifying the Court of defendants’ service upon plaintiffs of, among other things, a notice of motion to dismiss plaintiffs’ amended complaint and a memorandum of law in support of the defendants’ motion to dismiss plaintiffs’ amended complaint. On November 30, 2022, the Company filed with the Court a motion to dismiss. The Company’s motion to dismiss was granted with prejudice on March 18, 2024. On April 15, the plaintiffs filed a notice of appeal. On October 1, 2025, the Second Circuit Court issued a decision affirming the dismissal of the case. The Company has defended this case vigorously and will continue to do so if there are any additional filings by the plaintiffs.

On November 4, 2022, the Company and certain of its directors were named in a derivative action lawsuit filed in the United States District Court for the Eastern District of New York (Bushansky v. Antokol., et al.). The complaint was brought on behalf of the Company by a putative stockholder alleging that the named directors were negligent in their oversight of the preparation of the Company’s Proxy Statement in alleged violation of federal securities laws and that those directors breached their fiduciary duties upon related allegations. The complaint also asserts claims for contribution and indemnification, and aiding and abetting. The complaint seeks, among other things, damages, disgorgement and restitution by the director defendants, and attorneys’ fees and costs. Based upon an agreement of plaintiff, the Company, and the other defendants, on February 13, 2023, the Court stayed this action until the resolution of the motion to dismiss in the class action case of Bar-Asher v. Playtika Holding Corp. When the motion to dismiss in the class action case of Bar-Asher v. Playtika Holding Corp. was granted as discussed above, this action was administratively closed. The Company does not expect this action to move forward, if at all, until after the exhaustion of all possible review of the Second Circuit’s decision affirming the dismissal of the class action case of Bar-Asher v. Playtika Holding Corp. At this stage, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to vigorously defend this case.

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss was held on November 21, 2023. On January 18, 2024, the court denied Playtika Holding UK II Limited’s motion to dismiss in an oral ruling. The court issued a written opinion on May 3, 2024 granting the motion to dismiss of the claims against the Company’s officers. The plaintiffs and the remaining defendant agreed to a settlement agreement and submitted the settlement agreement to the Court for approval on October 8, 2025. A settlement hearing has been scheduled for January 21, 2026. The terms of the settlement do not involve any material financial obligation of the Company and are not expected to have any material financial impact to the Company’s financial statements as a whole.

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

On November 13, 2023, plaintiff Gina v. Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. The plaintiff filed an amended complaint on August 28, 2025. The Company removed the case to federal court on September 29, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The court ordered arbitration and stayed the case on August 20, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit seeks to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief plaintiff is entitled to. The Company filed a motion to compel arbitration on July 11, 2025. Plaintiff filed an opposition to the renewed motion on July 25, 2025 and the Company filed its reply on August 8, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On April 24, 2025, plaintiff Debbie Duncan filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Washington against Playtika Ltd. The suit is purportedly brought on behalf of both Washington-specific and nationwide classes of persons who purchased virtual coins in the Slotomania game during the relevant limitations period. The complaint alleges that Slotomania violates Washington law and that Playtika Ltd. has engaged in unlawful and deceptive practices more generally with respect to Slotomania. The lawsuit was dismissed by the plaintiff on September 11, 2025.

On June 6, 2025, plaintiff Stuart Mills filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., on behalf of all Alabama-based players of the Company’s games in the Circuit Court of Franklin County, Alabama. The suit, like the suit brought by Gayla Hamilton Mills, alleges that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. The suit was filed by the same counsel who represent Gayla Hamilton Mills. The Company removed the case to the U.S. District Court for the Northern District of Alabama on July 11, 2025. Plaintiff’s motion to remand to state court was filed on August 11, 2025. The Company’s opposition to motion to remand was filed on September 12, 2025 and the plaintiff’s reply was filed on October 3, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On October 27, 2025, plaintiff Andrew Wright filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of Utah, alleging that the Company’s social casino-themed games are unlawful gambling under Utah law. The lawsuit seeks to recover twice the amount of economic losses suffered by Utah residents to the Company in connection with its social casino-themed games plus interest and attorneys’ fees. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On October 29, 2025, plaintiff William Barbarino filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of New Jersey, alleging that the Company’s social casino-themed games are unlawful gambling under federal and New Jersey law. The lawsuit seeks to recover up to three times the amount of economic losses suffered by New Jersey residents to the Company in connection with its social casino-themed games plus interest, attorneys’ fees and other relief the plaintiff and the putative class may be entitled to. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

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

On February 27, 2023, the company received a deficit notice from the Ben Gurion Airport Customs House concerning the purchase of a private aircraft. The deficit notice claims that the company's acquisition of the aircraft is an import into Israel, and, as a result, it was obliged to pay purchase tax and VAT for the acquisition. The company disputes that any tax or VAT is owed. On July 26, 2023, the Customs House's definitive response was received, with the deficit notice still intact. The current claimed amount of the deficit notice is approximately $3.6 million. The Company paid the deficit notice under protest and filed a claim with the district court on December 12, 2023. The Customs House submitted its statement of defense on April 17, 2024 and the Company submitted its response to the statement of defense on June 16, 2024. The parties have agreed to a settlement which was approved by the court on October 29, 2025. The terms of the settlement do not involve any material financial obligation of the Company and are not expected to have any material financial impact to the Company’s financial statements as a whole.

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

On October 17, 2024, the Company received pre-arbitration notices from a different law firm purporting to represent 798 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games are unlawful and that the claimants made purchases in the Company’s games which were the result of unfair and deceptive practices that violate consumer protection laws. On January 31, 2025, the affiliated law firms filed arbitration demands on behalf of approximately 1,500 claimants. Due to the dispute resolution provisions in the version of the Company’s terms of service invoked by claimants, the arbitral body declined to arbitrate the claims and the arbitration was closed on March 10, 2025. On March 23, 2025, the Company received pre-arbitration notices from the same law firm purporting to represent another 902 claimants. On April 15, 2025, the Company received notice that pre-arbitration notices for 194 claimants had been filed in error and were being withdrawn. On April 24, 2025, one of the affiliated law firms filed the putative class action on behalf of plaintiff Debbie Duncan described above which was dismissed by the plaintiff on September 11, 2025. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On July 8, 2025, the Company received pre-arbitration notices from another law firm purporting to represent 3,860 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s social casino games violate state laws against gambling and that the games use false, deceptive and misleading practices. The notice demands the payment of the greater of $5,000 or the actual amount of in-game losses for the claimants, plus punitive and other damages and attorneys’ fees as well as the cessation of the alleged unlawful conduct. On August 5, 2025, we were notified that the law firm was continuing to solicit claimants and that they now represented 4,688 claimants. On November 4, 2025, the law firm filed arbitration demands on behalf of 1,642 claimants. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

NOTE 10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Geographic location
USA	$418.5	$410.9	$1,318.7	$1,276.1
EMEA	162.3	121.4	482.7	358.8
APAC	54.7	45.2	151.3	131.9
Other	39.1	43.3	123.9	132.2
Total	$674.6	$620.8	$2,076.6	$1,899.0

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Third-party platforms	$465.3	$446.4	$1,512.2	$1,379.4
Direct-to-consumer platforms	209.3	174.4	564.4	519.6
Total revenues	$674.6	$620.8	$2,076.6	$1,899.0
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	September 30, 2025	December 31, 2024
Accounts receivable	$168.0	$187.6
Contract assets (1)	5.1	9.4
Contract liabilities (2)	23.7	36.4
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the three and nine months ended September 30, 2025, the Company recognized $3.5 million and $34.4 million, respectively, of its contract liabilities that were outstanding as of December 31, 2024.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 11.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The CODM uses revenues and net income for purposes of assessing performance and deciding how to allocate resources. In addition to revenues and net income, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: interest expense (as disclosed in Note 12, Interest and Other, Net,) and advertising expense, which was $153.2 million and $114.9 million for the three months ended September 30, 2025 and 2024, respectively, and was $584.7 million and $411.3 million for the nine months ended September 30, 2025 and 2024, respectively. Asset information as presented on the consolidated balance sheets is provided to the CODM.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	September 30, 2025	December 31, 2024
Israel	$95.0	$95.4
USA	58.2	58.4
Germany	34.1	5.9
Other	49.1	45.6
Total long-lived assets, net	$236.4	$205.3

NOTE 12.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense	$36.6	$38.7	$109.2	$116.6
Interest income	(6.5)	(18.4)	(18.0)	(45.1)
Foreign currency translation differences, net	10.0	13.0	40.1	5.4
Other	0.2	0.5	0.3	0.5
Total interest and other, net	$40.3	$33.8	$131.6	$77.4

NOTE 13.    INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
(in millions, except tax rate)	2025	2024	2025	2024
Income before income taxes	$58.1	$63.7	$144.3	$258.9
Provision for income taxes	$19.0	$24.4	$41.4	$80.0
Effective tax rate	32.7%	38.3%	28.7%	30.9%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, and state income taxes, partially offset by favorable impacts of tax positions that do not meet the more likely than not standard and the Israel Preferred Technology Enterprise regime. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2024 was primarily due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and non-deductible stock-based compensation expense, partially offset by a non-recurring favorable impact of reversal of accruals related to undistributed earnings.

NOTE 14.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2025	$(20.9)	$22.5	$(1.8)	$(0.2)
Other comprehensive income (loss) before reclassifications	7.2	(4.1)	1.6	4.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	—	(4.2)
Balance as of March 31, 2025	(13.7)	14.2	(0.2)	0.3
Other comprehensive income (loss) before reclassifications	15.5	(0.8)	15.3	30.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.3)	(2.4)	(6.7)
Balance as of June 30, 2025	1.8	9.1	12.7	23.6
Other comprehensive income (loss) before reclassifications	0.4	0.7	1.6	2.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	(3.3)	(7.5)
Balance as of September 30, 2025	$2.2	$5.6	$11.0	$18.8

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2024	$(10.0)	$27.8	$2.8	$20.6
Other comprehensive income (loss) before reclassifications	(4.0)	14.5	(2.5)	8.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.2)	(0.1)	(6.3)
Balance as of March 31, 2024	(14.0)	36.1	0.2	22.3
Other comprehensive income (loss) before reclassifications	(1.5)	5.1	(3.5)	0.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.3)	1.4	(4.9)
Balance as of June 30, 2024	(15.5)	34.9	(1.9)	17.5
Other comprehensive income (loss) before reclassifications	7.4	(15.3)	4.0	(3.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6.1)	(0.5)	(6.6)
Balance as of September 30, 2024	$(8.1)	$13.5	$1.6	$7.0

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$(1.1)	$(6.5)	$(5.1)	$(4.3)
Foreign currency derivative contracts	(0.3)	0.7	2.5	(0.2)

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three and nine months ended September 30, 2025 and 2024.

NOTE 15.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$39.1	$39.3	$102.9	$178.9
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	367.9	372.2	372.9	371.4
Stock-based compensation awards	0.3	0.3	0.2	0.3
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	368.2	372.5	373.1	371.7
Net income per share, basic	$0.11	$0.11	$0.28	$0.48
Net income per share, diluted	$0.11	$0.11	$0.28	$0.48

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	1.2	1.4	1.2	1.5
RSUs	14.7	12.0	16.2	17.3
Total	15.9	13.4	17.4	18.8

In addition, 10.3 million PSUs were excluded from the calculation of diluted net income per share for each of the three and nine months ended September 30, 2025 and 1.5 million PSUs were excluded from the calculation of diluted net income per share for each of the three and nine months ended September 30, 2024, because the minimum performance measures were not yet met.

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

Recent Events

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. A temporary ceasefire was implemented October 10, 2025 between Israel and Hamas. Both sides continue to face international pressure to uphold the agreement, with ongoing diplomatic efforts aimed at preserving the fragile truce.

While this prolonged state of regional warfare has not had a direct material financial impact on the Company as of the date of this filing, the Company’s headquarters are located in Israel, and the Company employs approximately 1,273 professionals in Israel, including the majority of the Company’s senior leadership team. The Company continues to actively monitor the developments in this geographic region.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(in millions, except percentages, Average DPUs and ARPDAU)	(Unaudited)		(Unaudited)
Revenues	$674.6	$620.8	$2,076.6	$1,899.0
Total costs and expenses	$576.2	$523.3	$1,800.7	$1,562.7
Operating income	$98.4	$97.5	$275.9	$336.3
Net income	$39.1	$39.3	$102.9	$178.9
Adjusted EBITDA	$217.5	$197.2	$551.8	$573.8

Non-financial performance metrics
Average DAUs	8.2	7.6	8.7	8.1
Average DPUs (in thousands)	354	301	374	303
Average Daily Payer Conversion	4.3%	4.0%	4.3%	3.7%
ARPDAU	$0.89	$0.89	$0.88	$0.85
Average MAUs	26.4	26.4	29.4	29.0

Comparison of the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(in millions)	(Unaudited)		(Unaudited)
Revenues	$674.6	$620.8	$2,076.6	$1,899.0
Cost of revenue	$178.4	$168.1	$571.6	$513.3
Research and development	98.8	99.2	317.1	306.7
Sales and marketing	206.3	149.9	735.8	509.7
General and administrative	91.2	76.8	174.3	196.7
Impairment charges	1.5	29.3	1.9	36.3
Total costs and expenses	$576.2	$523.3	$1,800.7	$1,562.7

Revenues

Revenues for the three and nine months ended September 30, 2025 increased by $53.8 million and $177.6 million, respectively, when compared with the comparable periods of 2024 primarily due to incremental revenues from the SuperPlay acquisition in November 2024 which more than offset the decrease in revenues due to reduced monetization primarily in slot-themed games.

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2025 increased by $10.3 million and $58.3 million, respectively, when compared with the comparable periods of 2024. The increase in cost of revenue is primarily due to an increase in platform fees associated with revenue from SuperPlay, as well as an increase in amortization expense of intangible assets from the SuperPlay acquisition in November 2024.

Research and development expenses

Research and development expenses for the three months ended September 30, 2025 decreased by $0.4 million when compared with the comparable period of 2024. The decrease was primarily related to decreases in appreciation and retention expense related to the conclusion of the Playtika Holding Corp. Retention Plan (the “Retention Plan”) and in stock-based compensation as awards became fully vested, off set by increases in employee compensation and related costs related to increased headcount.

Research and development expenses for the nine months ended September 30, 2025 increased $10.4 million when compared with the comparable periods of 2024. The increase was primarily due to increases in cost associated with restructuring and outsourcing services, and increased employee compensation and related costs related to increased headcount. These increases were offset by decreases in appreciation and retention expense related to the conclusion of the Retention Plan and in stock-based compensation as awards became fully vested.

Sales and marketing expenses

Sales and marketing expenses for the three and nine months ended September 30, 2025 increased by $56.4 million and $226.1 million, respectively, when compared with the comparable periods of 2024. The increases in sales and marketing expenses were due largely to increased media buy and depreciation and amortization driven by the acquisition of SuperPlay. Sales and marketing expenses may materially fluctuate between quarters as a percentage of revenues depending on the timing of our marketing efforts driven primarily by our newly acquired studios such as SuperPlay and InnPlay.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 increased by $14.4 million when compared with the comparable period of 2024. The increase was primarily related to the $30 million adjustment to contingent consideration expense for the SuperPlay earnout, offset by a decrease in appreciation and retention expense related to the conclusion of the Retention Plan and a decrease in consulting expenses.

General and administrative expenses for the nine months ended September 30, 2025 decreased $22.4 million when compared with the comparable period of 2024. The net decrease in general and administrative expenses was primarily related to a decrease in appreciation and retention expense related to the conclusion of the Retention Plan, and the adjustment to contingent consideration expense for the SuperPlay earnout. Excluding the impact of these items, the general and administrative expenses for the nine months ended September 30, 2025 increased by $29.3 million when compared with the comparable period of 2024 due to increased incentive and retention costs and a net increase to stock based compensation.

Impairment charge

During the three months ended September 30, 2025 we recorded $1.5 million of impairment charges related to the impairment of salary capitalization. During the nine months ended September 30, 2025 impairment charges also included impairment of an operating lease right-of-use asset. During the three and nine months ended September 30, 2024, we recorded impairment charges of $29.3 million and $36.3 million, respectively, related to our investments in unconsolidated affiliates.

Other Factors Affecting Net Income

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(in millions)	(Unaudited)		(Unaudited)
Interest expense	$36.6	$38.7	$109.2	$116.6
Interest income	(6.5)	(18.4)	(18.0)	(45.1)
Foreign currency exchange, net	10.0	13.0	40.1	5.4
Other	0.2	0.5	0.3	0.5
Provision for income taxes	19.0	24.4	41.4	80.0
Interest

Interest expense for the three and nine months ended September 30, 2025 decreased $2.1 million and $7.4 million, respectively, when compared with the same periods of 2024 as a result of lower variable rate debt balance and lower average interest rates paid on that balance.

Interest income for the three and nine months ended September 30, 2025 decreased by $11.9 million and $27.1 million, respectively, when compared with the same periods of 2024 as a result of lower balances held in interest bearing cash, cash equivalents and short-term investments, and lower average interest rates earned on those balances.

Provision for income taxes

The effective income tax rate for the three months ended September 30, 2025 was 32.7% compared to 38.3% for the three months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was 28.7% compared to 30.9% for the nine months ended September 30, 2024. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, and state income taxes, partially offset by favorable impacts of tax provisions that do not meet the more likely than not standard and the Israel Preferred Technology Enterprise regime. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2024 was primarily due to tax positions that do not meet the more likely than not standard, the inclusion of Global Intangible Low-Taxed Income, and non-deductible stock-based compensation expense, partially offset by a non-recurring favorable impact of reversal of accruals related to undistributed earnings.

Net Income

Upon aggregating all of the components of our results of operations above, net income for the three and nine months ended September 30, 2025, decreased $0.2 million and $76.0 million, respectively, when compared with the same periods of 2024.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$39.1	$39.3	$102.9	$178.9
Provision for income taxes	19.0	24.4	41.4	80.0
Interest expense and other, net	40.3	33.8	131.6	77.4
Depreciation and amortization	59.3	39.2	179.5	117.1
EBITDA	157.7	136.7	455.4	453.4
Stock-based compensation(1)	21.8	23.6	64.8	70.2
Impairment charge	1.5	29.3	1.9	36.3
Changes in estimated value of contingent consideration	30.8	(2.4)	4.7	(15.8)
Acquisition and related expenses(2)	5.3	7.0	15.4	9.7
Other items(3)	0.4	3.0	9.6	20.0
Adjusted EBITDA	$217.5	$197.2	$551.8	$573.8
Net income margin	5.8%	6.3%	5.0%	9.4%
Adjusted EBITDA margin	32.2%	31.8%	26.6%	30.2%
_______

(1)    Reflects stock-based compensation expense related to the issuance of equity awards to our employees and Directors.
(2)    Includes costs incurred to evaluate and pursue acquisition activities as well as costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    Amounts for the three and nine months ended September 30, 2025 consists of $1.3 million and $9.8 million, respectively, incurred by the Company related to restructuring activities and $1.1 million of reimbursement of a tax assessment paid under protest in 2023.
Amounts for the three and nine months ended September 30, 2024 consist primarily of $2.0 million and $16.7 million, respectively, incurred by the Company for severance. The amount for the nine months ended September 30, 2024 also includes $6.2 million incurred by the Company related to restructuring activities.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term highly liquid investments, and borrowings under our $550 million revolving credit facility (the

“Revolving Credit Facility”) (together with our senior secured first lien term loan, the “Credit Agreement”). Our cash and cash equivalents and short-term investments totaled $640.8 million and $565.8 million at September 30, 2025 and December 31, 2024, respectively. On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement which, among other things, decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million and, subject to the satisfaction of certain conditions, will extend the maturity of the Revolving Credit Facility to September 11, 2027, subject to the satisfaction of certain conditions (including regulatory approval). As of September 30, 2025 and December 31, 2024, we had $550 million and $600 million, respectively, in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations, dividends to shareholders and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of our existing credit facilities or additional debt issuances.

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

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, short-term investments, restricted cash and cash flows from operations will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Nine months ended September 30,
	2025	2024
Net cash flows provided by operating activities	$281.8	$337.0
Net cash flows used in investing activities	(115.8)	(125.5)
Net cash flows used in financing activities	(145.2)	(96.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.9	0.3
Net change in cash, cash equivalents and restricted cash	$21.7	$115.7

Operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2025 was $281.8 million compared with $337.0 million for the same period of 2024. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow used in investing activities for the nine months ended September 30, 2025 was $115.8 million when compared with $125.5 million for the same period of 2024. Cash flows used in investing activities generally includes outflows related to the purchase and capitalization of assets and includes $200.6 million and $256.5 million of cash outflow for the purchase of short-term investments in the nine months ended September 30, 2025 and 2024, respectively.

Financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2025 was $145.2 million, compared with $96.1 million for the same period of 2024. Financing activity cash flows for the nine months ended September 30, 2025 and 2024 primarily relates to cash dividends paid and repayments on our bank borrowings and for the nine months ended September 30, 2025 includes $16.1 million of cash paid for repurchases of common stock under the Company’s stock repurchase program.

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

We had borrowings outstanding under our Term Loan with book values of $1,796.2 million and $1,805.4 million at September 30, 2025 and December 31, 2024, respectively, which were subject to a weighted average interest rate of 7.20%

and 8.03% for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. There were no borrowings against our Revolving Credit Facility at September 30, 2025 or December 31, 2024.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan and Revolving Credit Facility would have increased or decreased our interest expense by $8.1 million over a twelve-month period, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our senior notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our senior notes by $16.1 million as of September 30, 2025.

A hypothetical 100 basis point decrease in interest rates would have increased the fair value of our senior notes by $18.3 million as of September 30, 2025.

Investment risk

We had cash and cash equivalents including restricted cash totaling $589.4 million and $567.7 million as of September 30, 2025 and December 31, 2024, respectively. We also had short-term investments of $52.9 million as of September 30, 2025. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term investments primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments. A hypothetical 100 bps increase or decrease in interest rates would have an immaterial impact on fair value of our short-term investments as of September 30, 2025.

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

As of September 30, 2025, we had entered into derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN, at future dates. The approximate amount of hedges was equal to $187.5 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

For the quarter ended September 30, 2025, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If our platform providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted. For example, in the past, some of these platform providers have been unavailable for short periods of time, unexpectedly changed their terms or conditions, or experienced issues with their features that permit our players to purchase virtual items. Additionally, we rely on third-party online payment service providers to process any payments generated on games accessed and operated on our own Direct-to-Consumer platforms. If any of these third-party service providers is unable to process payments, even for a short period of time, our business would be harmed. These platforms and our third-party online payment service providers may also experience security breaches or other issues with their functionalities. In addition, if we do not adhere to the terms and conditions of our platform providers, the platform providers may take actions to limit the operations of, suspend or remove our games from the platform, and/or we may be exposed to liability or litigation. As jurisdictions in which we operate and their regulatory bodies adopt or modify laws and regulations, our platform providers may adopt restrictive policies or take other adverse action against the Company and its games in connection with their interpretation and implementation of such laws and regulations. For example, in December 2023, the Company was informed that Google was beginning to enforce an existing Play Store policy banning simulated gambling apps in thirteen countries across the Middle East and Asia: Algeria, Iran, Jordan, Libya, Oman, Palestine, Qatar, Saudi Arabia, South Korea, Syria, Tunisia, the United Arab Emirates and Yemen. As a result, Google blocked Slotomania and Caesars Slots in December 2023 and World Series of Poker in January 2024 from these countries. Similarly, in January 2024, Indonesia’s Ministry of Communication and Information Technology reported that it had conducted a broad sweep of online gambling content on the Google and Apple platforms including non-gambling games that contained gambling-related elements. Shortly thereafter, Slotomania was blocked from the Google Play Store in Indonesia, although it has since been reinstated. We were also notified in December 2024 by a third-party platform that it would be challenging the offering of social casino games on its platform in the State of Washington. As a result, we elected to pull our games off of this platform altogether. While we currently were only offering certain poker-themed titles through this platform and did not suffer a material impact to our overall revenues from this action, our business and operating results could be materially impaired if other platforms that are more significant to our business take similar actions in the State of Washington or in other jurisdictions. In July 2025, the Turkish Information Technologies and Communication Authority imposed a block on our domain which affected the functionality of a significant number of our games (including Bingo Blitz, Slotomania, Solitaire Grand Harvest, Caesars Casino, and World Series of Poker) on all platforms for users in Turkey and certain nearby regions. This block has since been lifted. In October 2025, we received a notice from a third-party platform indicating that House of Fun violates Belgian law and requesting that we geo-block users from Belgium. Although we are taking steps to oppose and try to reverse these types of actions and have not experienced a material impact on our business, financial condition or results of operations due to limited revenues we currently have on the affected platform or in the affected jurisdictions, if our platform providers, particularly the iOS App Store, Facebook, or Google Play Store, take these actions in jurisdictions that are significant to our operations, it would be harmful to our business.
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

In addition, the expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We would expect to incur incremental costs and capital expenditures related to integration activities. Acquisition transactions may also disrupt our ongoing business, as the integration of acquisitions would require significant time and focus from management and might delay the achievement of our strategic objectives. We have utilized earnouts in acquisition transactions in the past and may do so in future transactions. The use of earnouts and the structure and timing of the associated targets and milestones may result in large fluctuations in our sales and marketing expenses from quarter to quarter.

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

We primarily rely on skilled employees with creative and technical backgrounds. The loss of one or more of our key employees, or our failure to attract and retain other highly qualified employees in the future, layoffs or any labor disputes, could significantly harm our business.

We primarily rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative content for our games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with several other game companies increases, we may incur significant expenses in continuing this practice. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. In addition, the Company has experienced several rounds of layoffs in the recent past which could negatively affect its reputation and its ability to recruit new employees in the future. Any future layoffs could similarly harm the Company’s reputation and hinder its recruitment efforts. Layoffs could also result in a significant loss of institutional knowledge and operational capacity potentially harming the Company’s ability to execute against its strategic initiatives.

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

On October 7, 2023, the State of Israel was attacked by Hamas, a group designated as a terrorist organization by the United States, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. Israel and Hamas agreed to a 42-day ceasefire on January 17, 2025 but fighting has since resumed. A separate ceasefire between Israel and Lebanon was reached on November 27, 2024 though violations have been reported. In recent months, Iran’s direct involvement in the regional conflict escalated dramatically, culminating in direct military exchanges and an open war with Israel. Israel and Iran agreed to a ceasefire on June 24, 2025. Israel and Hamas agreed to a temporary ceasefire in October 2025. However, the situation in the region remains volatile and the possibility of expanded or renewed conflicts persist. We cannot predict the outcome of developments in the war in Israel or the reaction to such developments by other countries or international authorities particularly as the conflict has triggered diplomatic rifts and protests around the world. An escalation or continuation of the conflict could result in additional military reserve duty call-ups, damage to infrastructure in Israel and other ramifications that could have a material adverse effect on our operations.

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

A summary of our common stock repurchases during the quarter ended September 30, 2025, are as follows:

Period	(a) Total number of shares purchased (in thousands)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (in thousands)	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1 through July 31, 2025	431	$4.72	431	136,213
August 1 through August 31, 2025	415	$3.85	415	134,609
September 1 through September 30, 2025	416	$3.66	416	133,084
Total	1,262	$4.09	1,262	133,084

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

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
Dated as of November 6, 2025