Form 10-K
period 2025-12-31
Playtika Holding Corp.
filed 2026-02-26
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Select Market on June 28, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $362.8 million. For purposes of these computations only, all of the Registrant’s executive officers and directors and entities affiliated with them have been deemed to be affiliates.

As of February 23, 2026, the registrant had 379,334,306 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13, and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Playtika Holding Corp.’s 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

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
“Credit Agreement” means our Credit Agreement, dated as of December 10, 2019, by and among us, the lenders party thereto and Bank of America (as successor in interest to UBS AG, Stamford Branch and Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent and the other parties thereto, as amended from time to time, which includes the Credit Facilities, consisting of the Revolving Credit Facility and the Term Loan.
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
“Revolving Credit Facility” means our $550.0 million senior secured revolving credit facility pursuant to the Credit Agreement.
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
•our inability to refinance our indebtedness or to obtain additional financing on favorable terms or at all;
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

We have a powerful combination of scale and free cash flow. In the year ended December 31, 2025, we generated $2,755.4 million in revenues, net loss of $206.4 million and $753.2 million in Adjusted EBITDA, representing a net loss margin of 7.5%, and an Adjusted EBITDA margin of 27.3%.

We were founded in Israel in 2010 and on January 15, 2021, we became a publicly traded company with our common stock traded on the Nasdaq Global Select Market under the ticker symbol “PLTK.”

Our Core Strengths

Portfolio of sustainable, top grossing games with a loyal user base

Our strategy is to focus on a portfolio of games that we believe have the potential for high revenues and longevity that we can continue to grow through our live operations expertise. Our current portfolio represents a diverse and balanced mix of game categories with casual titles continuing to become a larger majority of our overall mix. Our goal is to create games that are highly engaging and foster social connection among our players. We build long-term, sustainable games through a combination of creative and technical staff that includes storytellers, coders, artists, and data-scientists.

We are experts in live operations

We run best-in-class live operations for our games, which drive the successful engagement and monetization of our users. Through our live operations, we actively manage and enhance players’ in-game experiences by analyzing individual gameplay and designing game experiences suited to user preferences. By delivering content, offers, and features to users at the right times during their gameplay, we drive paying user conversion, continued monetization, and long-term paying user retention. We provide our game studios with various technical functionalities and live operations services that help to enable our games to run at scale and rapidly incorporate the latest available functional enhancements, including AI and automation tools which help drive efficiency and optimization.

Our financial discipline drives our success and provides us greater flexibility to deploy capital

Our attractive margin profile is driven by our ability to retain paying users over the long term, our ownership of a majority of the intellectual property used in our mobile games, and financial discipline. This results in a superior margin profile and cash flow that we can use to reinvest in acquisitions and our business.

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

Successful track record of pursuing value accretive acquisitions

Our acquisition strategy has historically been focused on identifying and acquiring games with broad appeal and scalable leadership potential in their genres. We maintain a highly disciplined approach to acquisitions and have a proven history of making acquisitions at attractive prices and achieving meaningful synergies.

Data-driven performance marketing capabilities drive our high-ROI user acquisition

Our performance marketing capabilities focus on cost-effectively acquiring users. While we maintain certain centralized marketing functions to achieve efficiencies across our portfolio of games, we have adopted a custom-tailored approach to marketing to align with the lifecycle, performance profile and long-term potential of each game, with certain studios having largely independent marketing functions that are better able to deploy strategies that are most effective for the particular studio. Our user acquisition strategy is centered on a payback period methodology and we optimize spend between the acquisition of new users and the reactivation of inactive players. Our Daily Payer Conversion increased from 3.8% in the year ended December 31, 2024, to 4.4% in the year ended December 31, 2025, and our ARPDAU increased from $0.86 in the year ended December 31, 2024, to $0.89 in the year ended December 31, 2025. In addition, our average DPUs increased from 0.312 million in December 31, 2024 to 0.370 million in the year ended December 31, 2025.

Our Live Operations Services

Since our founding, we have developed and licensed a significant portion of the core technical functionality and services that form the backbone to support our games. We have built these core technical functions and services, and created a scalable, proprietary technology platform that enhances our live operations services.

Our technology platform includes:

•A set of advanced and easy to use gaming operation tools, which enables the use of digital and AI technologies to optimize marketing, game operations and monetization, including generative AI models for efficient art processes and for our customer support and VIP processes;
•Meta games and monetization events, including tournaments, challenges, and missions;
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

One of our core strengths lies in our ability to generate assets that maintain the distinct style and character fidelity of each individual game in our portfolio. Our efforts have involved automating the process of generating creative content for features and promos using generative AI models. We also utilize generative AI on VIP and Customer Support domains, where our agents will receive suggestions, recommendations, localization and translations based on large language models integrated into their work platform.

There are also a number of additional services we provide to studios, based on their game’s needs and strategies, including:

•The set of gaming operation tools described above which can be used to maximize efficiency and designed to enhance revenue by personalizing the player experience;
•Player Journey: Proprietary software and AI-driven tools that allows game operators to create and deploy personalized game content in real-time, without extensive software development;
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

Our Acquisitions Strategy

We maintain a highly disciplined approach to acquisitions and have a proven history of acquiring games and game studios at attractive prices and driving incremental stockholder value from those games. Over the past 14 years, we have successfully acquired a number of mobile games and studios, including SuperPlay (2024), InnPlay Studios (2023), Youda Games (2023), JustPlay (2022), Reworks (2021), Seriously (2019), Supertreat (2019), Wooga (2018), Jelly Button (2017), House of Fun (2014), World Series of Poker (2013) and Bingo Blitz (2012).

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

In some acquisitions, we deploy our live operations services to enhance, where possible, the existing live operations capabilities and seek to integrate them into our technical infrastructure. Our geographic diversity allows us to integrate acquisition targets, especially studios located in Europe near our other studios and our headquarters in Israel. Acquisitions have historically served as a pivotal strategy for increasing our mobile game offerings and enhancing the diversity and strength of our portfolio.

As we continue to expand our portfolio through the acquisition of additional studios and/or the development of new games, we expect to incur increased operating expenses associated with games that are in the early stages of their lifecycle. These games typically generate revenue at lower operating margins, which may dilute our overall operating margins during the period of development and ramp-up. In addition, aside from Bingo Blitz, our casual games have historically generated lower operating margins compared to our social casino-themed games. As a result, shifts in portfolio mix toward these categories may impact our overall operating margins.

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

We develop tailored monetization and retention strategies for different parts of our users’ lifecycles, including before they become paying users, after they become paying users, and for users who become inactive. We operate a centralized marketing team that performs key functions like media buying on behalf of certain studios but also allow certain studios to retain varying degrees of control over their own marketing activities to ensure that resources are allocated efficiently to support our high potential growth games. We have also brought certain marketing capabilities in house through acquisitions to increase our effectiveness.

Payback period-oriented approach to user acquisition

Our disciplined user acquisition strategy is centered on a payback period approach, which focuses on user monetization efforts that recoups our marketing spend during a reasonable timeframe. We focus on efficiently acquiring users that can be active for long periods of time. We acquire users from a wide range of sources, including mobile ad networks, search and social networks.

Re-targeting

We use re-targeting campaigns to reactivate our inactive users. We have made significant investments in our measurement and re-targeting capabilities, and intend to continue to focus on these capabilities, particularly as many of our games were released several years ago. We leverage these investments to create retargeting campaigns that are more relevant and optimized to re-engage former users. Our attractive margin profile is driven by our ability to retain paying users over the long term, our ownership of a majority of the intellectual property used in our mobile games, and financial discipline. This results in a superior margin profile and cash flow that we can use to reinvest in acquisitions and our business.

Our Portfolio of Games

Our portfolio includes 27 games, 15 of which we actively manage and promote, and our top ten games collectively represented 90.2% of our revenues for the year ended December 31, 2025. Many of our games are classic in nature with mass appeal due to their highly engaging game mechanics. For the year ended December 31, 2025, our casual games generated 70.8% of our revenues, with our social casino-themed games accounting for the remaining 29.2%. Our two largest games, Bingo Blitz and Slotomania, generated approximately 35% of our revenues for the year ended December 31, 2025.

Overview of Top 10 Games (listed alphabetically)

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
•Dice Dreams is a coin looter game where players roll dice to earn virtual in-game coins and rewards used to build and upgrade their kingdoms, advance through levels, and engage in social interactions with other players.
•Disney Solitaire offers a fresh take on the classic TriPeaks solitaire game, featuring Disney and Pixar–themed content, in which players progress through levels with iconic characters and nostalgic moments to earn in-game rewards.
•Domino Dreams reinvents classic dominoes game with matching puzzles to earn rewards and stars to build and restore royal kingdoms as they progress through challenging levels.
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

Research and Development

Our research and design team has extensive expertise in creating new content and gameplay features as well as proprietary tools and systems to enable the efficient design, development and implementation of new content and features. We invest heavily in research and development, and, as of December 31, 2025, approximately 74% of our employees were employed in research and development, which enables us to consistently introduce updates and enhancements to our games, which we strive to do on an effective basis.

We have a diverse pool of talent located in game development hubs, including in Israel and Germany. This provides us with both a funnel of new, internally developed game concepts, ideas for improvements to our systems, and close relationships with those local game-development communities.
Competition

We face significant competition in all aspects of our business. Our primary competitors include Tencent Holdings, Activision Blizzard (Microsoft), Electronic Arts, Zynga (Take-Two Interactive), SciPlay (Light & Wonder), Product Madness (Aristocrat), Moon Active, Scopely (Savvy Games) and Dream Games. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of offline and online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, breadth and depth of gameplay, ability to create or license compelling content, brand awareness and reputation and access to distribution channels.

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

Intellectual Property

We consider our intellectual property rights, including our trademarks, copyrights, and trade secrets, in the aggregate, material to our business. We endeavor to protect our investment in our intellectual property by seeking protection in the jurisdictions where we do business, as appropriate. We generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our games. As of December 31, 2025, we owned approximately 1,139 registered trademarks in the United States, and approximately 1,205 registered trademarks in jurisdictions outside of the United States. Additionally, many of the feature elements of our games, including game characters, are subject to copyright protection.

In addition to the intellectual property that we own, we license certain intellectual property from third parties. For example, we license intellectual property related to our Caesars Slots and World Series of Poker games and have been granted an exclusive, worldwide and royalty-bearing license to certain intellectual property associated with World Series of Poker through September 23, 2031, and an exclusive, worldwide and royalty-bearing sublicense to certain trademarks and domain names associated with Caesars Slots through December 31, 2026. These licenses permit the development, design, manufacture, offering for sale, advertising, promotion, distribution, sale and use of Caesars Slots and World Series of Poker intellectual property in social and free-to-play games. Also, notably, our fastest-growing title in 2025 was Disney Solitaire, a licensed collaboration between Disney and Pixar Games and our SuperPlay studio based on Disney intellectual property.

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

Some of our games are based upon traditional casino games, such as slots and poker. We believe that our games and game features do not constitute gambling and are intended for entertainment purposes only. Our games do not offer an opportunity to win real money within the game. However, there is significant opposition in some jurisdictions to social gaming, including social casino-themed gaming, and some jurisdictions have expressed concern that social casino-themed games, in particular, present significant risks of encouraging gambling behavior especially with respect to children and people who already have gambling problems. Anti-gaming groups in several states and countries have specifically targeted social casino-themed games, which could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern social gaming or social casino-themed gaming specifically. In certain jurisdictions such as Australia, regulators have adopted, or are in the process of adopting, content classification and access requirements applicable to games that include ‘simulated gambling’ features. These types of opposition efforts could lead to a prohibition on social gaming or social casino-themed gaming altogether, restrict our ability to advertise our games or substantially increase our costs to comply with regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business.

In addition, third-party platforms through which we distribute our games may be influenced by legal or regulatory developments to amend their policies or adopt new policies which could result in the removal or restriction of certain of our games from their platforms. In 2020 and 2021, plaintiffs in several U.S. states sued Apple, Google and Meta Platform (Facebook), alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social-themed casino games, including certain of our games. These lawsuits have proceeded in various stages, with some remaining pending. We cannot predict the outcome of these lawsuits and these lawsuits, or similar suits in the future, could cause Google, Apple, Facebook, or other third-party platform providers to deny certain of our games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our business. In December 2023, the Company was informed that Google was beginning to enforce an existing Play Store policy banning simulated gambling apps in thirteen countries across the Middle East and Asia: Algeria, Iran, Jordan, Libya, Oman, Palestine, Qatar, Saudi Arabia, South Korea, Syria, Tunisia, the United Arab Emirates and Yemen. As a result, Google blocked Slotomania and Caesars Slots in December 2023 and World Series of Poker in January 2024 from these countries. Similarly, in January 2024, Indonesia’s Ministry of Communication and Information Technology reported that it had conducted a broad sweep of online gambling content on the Google and Apple platforms including non-gambling games that contained gambling-related elements. Shortly thereafter, Slotomania was blocked from the Google Play Store in Indonesia, although it has since been reinstated. We were also notified in December 2024 by a third party platform that it would be challenging the offering of social casino-themed games on its platform in the State of Washington. Although we have not experienced a material impact on our business, financial condition or results of operations due to limited revenues we currently have on the affected platform or in the affected jurisdictions, if our platform providers, particularly the iOS App Store, Facebook, of Google Play Store, take these actions in jurisdictions that are significant to our operations, it would be harmful to our business.

Additionally, the U.S. Court of Appeals for the Ninth Circuit decided that a social casino-themed game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits were filed against other defendants, including us. In April 2018, a putative class action lawsuit was filed against us in federal district court in Washington, alleging substantially the same causes of action against our social casino-themed games. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. High Five Games, a social casino-themed game company that was also sued in federal district court for substantially the same causes of action, opted to continue litigation rather than settle following the Ninth Circuit’s ruling. After several years of legal proceedings, in September 2024, a court ruled that two of High Five Games’ slot-themed games constituted illegal gambling under Washington law. As a result, the company was ordered to pay $24.9 million in February 2025. In January 2025, the Washington State Gambling Commission (WSGC) issued a public memo referencing both the Ninth Circuit ruling and the High Five Games case. The memo warned that games of chance involving virtual currency are likely to be classified as illegal gambling under Washington law. It also encouraged companies offering virtual casino-style games to Washington residents to review their games and ensure compliance with state gambling regulations. In addition, on June 24, 2025, we received a letter from the Attorney General of the State of Washington alleging that certain of our games violate state gambling and consumer protection laws and requesting monetary penalties and that those games not be made available in Washington in the future. The Attorney General initiated a lawsuit on February 3, 2026, against the Company and other unrelated companies offering social casino-themed games asserting those same allegations.

More broadly, claims and regulatory attention in this area have increasingly focused on game mechanics involving virtual currency and chance-based outcomes, including in genres beyond traditional social casino-style games. In August 2024, a class action lawsuit was filed in the state of Washington against Dream Games, the developer of the mobile game "Royal Match" alleging that their game violates Washington State gambling laws and consumer protection laws. The case is currently proceeding in court. In December 2025, a similar class action complaint was filed in the State of Washington against SuperPlay Ltd. alleging that Dice Dreams, a “Luck Battle” game, violates Washington State gambling laws and consumer protection laws. We monitor these developments and may be required to adjust game features, disclosures, distribution, or availability in certain jurisdictions to address evolving interpretations and enforcement priorities.

Additional legal proceedings, including demands for arbitration, targeting our games and claiming violations of state, federal or foreign laws, including gambling laws, have occurred and could occur, based on the unique and particular laws of each jurisdiction, particularly as litigation and regulations continue to evolve.

The widespread implementation of in-game purchases of virtual items and virtual currency in our industry has resulted in the expanded application of existing laws or regulations and has prompted calls for new laws and regulations to address the perceived problems with these virtual items and currency. Calls for legislation have been fueled by complaints from parents whose children have incurred sizeable charges online purchasing virtual currency, “lives” or “power-ups” in order to continue to play or further advance in games advertised as being “free to play.” For example, in December 2022, Epic Games and the U.S. Federal Trade Commission (the “FTC”), announced a settlement, in which, among other things, Epic Games agreed to pay $245 million to the FTC relating to in-game purchases in Epic Game’s popular Fortnite game. These developments may affect how we advertise, operate, and earn revenues in games with these features.

There has been an increasing focus on a mechanic widely used in the games industry know as ‘paid loot boxes’ (and sometime also ‘loot crates’ or ‘mystery prizes’). A paid loot box is a mechanic that provides a player with random in-game virtual items in exchange for real-world money or in-game virtual currency which itself has been purchased by real-world money. In most countries, it is now clear that loot boxes do not constitute gambling, because the items provided to a player have no real-world value. This position was recently validated by the Austrian Supreme Court, which overturned a February 2023 regional court ruling that had previously classified certain loot box mechanics as illegal gambling. In any event, the use of paid loot boxes can result in an increasing burden of regulatory compliance and operation restrictions as a result of consumer and advertising laws and regulations, the requirements of platform owners (such as Apple and Google), and the introduction of industry standards and practices, such as the Game Industry Promotion Act in South Korea and California A.B. 2426, or the guiding principles published by the UK government in 2023 (the UK Principles). Although the UK Principles are currently only expressed as a set of industry guidelines, if the industry does not implement them, it is possible that legislation will be adopted to enforce these or similar guidelines. It is also possible that the EU, as part of its fitness check of EU consumer laws, and other parts of the world adopt similar guidelines or legislation, and developments of this kind could further restrict our business or negatively affect our revenues.

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

Data Privacy and Security

We are an Israeli headquartered company with users around the globe. We collect, process, store, use, and share data, some of which contains personal information, in connection with operating our business. Consequently, our business is subject not only to the Israeli Protection of Privacy Law, 5741-1981 as amended (the “PPL”), and the Privacy Protection Regulations (Data Security), 5777-2017, but also to a larger number of U.S. and international laws and regulations governing data privacy and security, including with respect to the collection, processing, storage, use, transmission, sharing, and protection of personal information and other consumer data. Such laws and regulations may be inconsistent across jurisdictions or conflict with other rules. The applicability of these laws and regulations to us, and their scope and interpretation, are often uncertain.

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

Moreover, the scope of data privacy regulations worldwide continues to evolve. New, increasingly restrictive regulations have come into force all around the world, such as in Australia, Malaysia, Saudi Arabia, India and Brazil, and others coming into force such as China and Canada. Within the United States, California was the first state to enact comprehensive data privacy legislation via the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA).

The effects of the CCPA and CPRA were significant and required, and could continue to require, us to modify our data, security, and marketing practices and policies, and to incur substantial costs and expenses in an ongoing effort to comply with these and other applicable data protection laws. The CCPA was only the beginning of a trend toward stringent state privacy legislation in the United States. States such as Colorado, Delaware, Iowa, Florida, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah, Indiana, Kentucky, Maryland, Minnesota, Rhode Island, Tennessee and Virginia have already enacted similar legislation to the CCPA, and other states may pass similar laws that are set to go in the upcoming months and years. These laws could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities.

While most of our games do not target children under 18 as their audience, we operate in a global regulatory and enforcement environment with significant focus on protecting children online, and regulators worldwide such as the Information Commissioner’s Office in the U.K, eSafety Commissioner in Australia, and the Federal Trade Commission (FTC) in the U.S. have reinforced this priority. Jurisdictions around the world have implemented comprehensive frameworks to protect young users in digital spaces with particular emphasis on the need for age assurance, content moderation standards, a greater awareness of dark patterns targeting children, and enhanced transparency requirements. The FTC has updated the existing Children's Online Privacy Protection Act (COPPA), and several states such as Texas, Utah, Louisiana and California have enacted their own laws and codes, focusing on parental consent requirements and limiting behavioral tracking and targeted advertising to minors. Federal bills like COPPA 2.0 (enacted) and the Kids Online Safety Act (KOSA) (proposed) aim to increase protections for minors' online data. In addition to evolving laws and codes, industry standards are evolving and advancing. For example, industry codes under the Australian’s Online Safety Act 2021, which are set to go into effect in March 2026, require the implementation of age-assurance measures to prevent minors from accessing games containing “simulated gambling” features. In addition, emerging age assurance frameworks may require a transition from basic self-declaration age gates to more technically integrated age-verification or assurance systems, as well as changes to product design, disclosures, data practices and monetization features. This evolving area may add additional complexity, variation in requirements, variation in requirements across jurisdictions, restrictions and potential legal risk, require additional investment in resources for compliance programs, and impact business strategies and the availability of previously useful data.

We are also subject to a variety of other laws in the United States and other non-U.S. jurisdictions regarding data privacy, cybersecurity, and consumer protection, which are continuously evolving and developing, including, among others, the laws described above, online safety regulations such as the EU Digital Services Act, the UK Online Safety Act, and the Australia Online Safety Act, competition laws such as the EU Digital Markets Act, consumer protection laws such as the EU’s New Deal for Consumers, whistleblowing laws, such as the EU Whistleblower Directive, and artificial intelligence regulations such as the EU Artificial Intelligence Act and various U.S. state-level legislation . The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. It is also likely that as our business grows and evolves and our games are played in a greater number of countries, we will become subject to additional data privacy, cybersecurity, and consumer protection laws and regulations in additional jurisdictions. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, modify our games, or block users from a particular jurisdiction, each of which would harm our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and results of operations.

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

Human Capital

As of December 31, 2025, we had approximately 3,175 employees. However, in January 2026, the Company announced a workforce reduction plan and we currently expect this number to decrease by approximately 15% during the first quarter of 2026. This reduction in workforce was part of a broader adjustment to our cost structure and a reallocation of resources across our portfolio of games. This action was undertaken to better align our operating model with changing market conditions, to focus investment on our highest-potential growth opportunities, and to support long-term financial flexibility and sustainability. While we believe this realignment positions us to invest more effectively in growth titles, new game development, and strategic initiatives, it may also result in certain operational and organizational impacts, including reduced operational capacity in specific areas, slower feature development or content delivery for some titles, increased workload for remaining employees, and potential challenges to employee morale and engagement.

We rely on our highly skilled, technically trained and creative employees with desirable skill sets, including game designers, engineers and project managers, to develop new technologies and create innovative games.

To win and keep our talented employees, we devote significant resources to identifying, hiring, integrating, developing careers and retaining these employees. We are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their multiple career goals and we encourage internal mobility aligned to our talents’ interests. Our managers and employees are asked to go through performance and development discussions twice a year, allowing us to identify and provide a range of tailor-made solutions to our top talent population. We offer career development services to our employees including instructor-led training, different online knowledge resources through our internal learning platform, and a leadership development program including mentoring opportunities. Further, we believe that our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance.

We offer comprehensive compensation and benefits packages to our employees, including, for our U.S. employees, a 401(k) Plan, medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance and life and accidental death disability insurance. Generally, our non-U.S. employees are eligible for welfare benefits, annual vacation leave, sick leave, convalescence pay, transportation expense reimbursement, advanced study funds, life and disability insurance and other customary or mandatory social benefits. We also offer stock-based compensation as a way to attract and retain key talent. See Note 14, Equity Transactions and Stock Incentive Plan, to our

audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-based compensation” for further discussion of our benefit plans and stock-based compensation.

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
•our inability to refinance our indebtedness or to obtain additional financing on favorable terms or at all;
•we are controlled by Yuzhu Shi, whose economic and other interests in our business may differ from yours;
•legal or regulatory restrictions or proceedings could adversely impact our business and limit the growth of our operations;
•the impact of an economic recession or periods of increased inflation, and any reductions to household spending on the types of discretionary entertainment we offer;
•our international operations and ownership, including our significant operations in Israel, Ukraine and Poland and the fact that our controlling stockholder is a Chinese-owned company;
•security breaches or other disruptions could compromise our information or the information of our players and expose us to liability; and
•our inability to protect our intellectual property and proprietary information could adversely impact our business.

Risks Related to Our Business

We rely on third-party platforms, such as the iOS App Store and Google Play Store, to distribute our games and collect revenues generated on such platforms and rely on third-party payment service providers to collect revenues generated on our own platforms.

Our games are primarily accessed and operated through platforms operated by Apple and Google. A significant number of the virtual items that we sell to paying players are purchased using the payment processing systems of these platforms and, for the year ended December 31, 2025, 66.3% of our revenues were generated through transactions processed by the billing systems of iOS App Store and Google Play Store. In certain jurisdictions where permitted and subject to applicable platform rules, we also offer alternative payment methods that allow players to complete purchases without using the platform’s payment systems while continuing to access and play our games on these third-party platforms. For the year ended December 31, 2025, approximately 34% of instances in which our players on Apple and Google platforms were presented, where permitted, with a pop-up offering an alternative payment option resulted in the selection of an alternative payment processor. While we continue to expand our Direct-to-Consumer capabilities, substantially all gameplay, including gameplay associated with purchases completed through alternative payment methods, continues to occur on these platforms, and our ability to offer, present, and transact through such channels remains subject to these platforms’ rules, technical requirements, and enforcement practices, which may change or be applied inconsistently over time. Consequently, our expansion and prospects depend on our continued relationships with these providers, and any other emerging platform providers that are widely adopted by our target players. We are subject to the standard terms and conditions that these platform providers have for application developers, which govern the content, promotion, distribution, operation of games and other applications on their platforms, as well as the terms of the payment processing services provided by the platforms, and which the platform providers can change unilaterally on short or without notice. Our business would be harmed if:

•the platform providers discontinue or limit our access to their platforms;
•governments or private parties, such as internet providers, impose bandwidth restrictions or increase charges or restrict or prohibit access to those platforms;
•the platforms introduce new fees or increase the fees they charge us, including in connection with our Direct-to-Consumer initiatives or other alternative billing programs;
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

As jurisdictions in which we operate and their regulatory bodies adopt or modify laws and regulations, our platform providers may adopt restrictive policies or take other adverse action against the Company and its games in connection with their interpretation and implementation of such laws and regulations. Over the years, certain of our social casino-themed games have been blocked on various platforms in various jurisdictions. For example, we were notified in December 2024 by a third-party platform that it would be challenging the offering of social casino-themed games on its platform in the State of Washington. As a result, we elected to pull our games off of this platform altogether. While we were only offering certain poker-themed titles through this platform and did not suffer a material impact to our overall revenues from this action, our business and operating results could be materially impaired if other platforms that are more significant to our business take similar actions in the State of Washington or in other jurisdictions. Although we are taking steps to oppose and try to reverse these types of actions and have not experienced a material impact on our business, financial condition or results of operations due to limited revenues we currently have on the affected platforms or in the affected jurisdictions, if our platform providers, particularly the iOS App Store, Facebook, or Google Play Store, take these types of actions in jurisdictions that are significant to our operations, it would be harmful to our business

In addition, certain requirements related to content classification, age-rating and age-assurance, imposed by major third-party platforms, reflect how platforms are responding to evolving children’s protection and online safety regulations globally. Such requirements may affect how our games are classified, distributed or presented on these platforms. See “Risk Factors— Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties; such laws and regulations are continually evolving. Our or our platform and service providers’ actual or perceived failure to comply with these laws and regulations could harm our business”, for more information.

If any such events described above occur on a short-term or long-term basis, or if these third-party platforms and online payment service providers otherwise experience issues that impact the ability of players to download or access our games, access social features, or make in-game purchases, it could have a material adverse effect on our brands and reputation, as well as our business, financial condition and results of operations.

A limited number of games have generated a majority of our revenues, and we may be unable to offset any declines in revenues from our top games.

Our business is dependent on the success of a limited number of games and on our ability to consistently enhance and improve upon games that achieve significant popularity. Historically, we have depended on such games for a majority of our revenues and we expect that this dependency will continue for the foreseeable future. For example, in each of the years ended December 31, 2025 and 2024, our top game by revenue, Bingo Blitz, generated approximately 23% and 25% of our revenues for each period. For a game to remain popular and to retain players, we must effectively enhance, expand and upgrade the game with new features, offers, and content that players find attractive. We may not be successful in these efforts, including not providing enough new features, offers and content or providing too many new features, offers and content. Each of our games requires significant product development, marketing and other resources to develop, launch and sustain popularity through regular upgrades, expansions and new content, and such costs on average have increased over time. Even with these investments, we may experience sudden declines in the popularity of any of our games and fluctuations in the number of daily average users and monthly average users particularly for games that are later in their life cycle. For example, revenues generated by Slotomania have been in decline in recent years, declining by approximately 35.7% in 2025 and 9.5% in 2024. A continued decline in Slotomania or a similar decline in any of our other top games would negatively impact our results of operations.

If we fail to attract and retain a significant number of new and existing players to our games or if we experience a reduction in the number of players of our most popular games or any other adverse developments relating to our most popular games occur, our market share and reputation could be harmed and there could be a material adverse effect on our business, financial condition and results of operations. Although our average daily active users across our portfolio increased by approximately 4.9% in 2025 largely due to our newly acquired SuperPlay studio, our average daily active users across our portfolio excluding SuperPlay have experienced declines in recent years and our average daily active users (excluding SuperPlay) declined by approximately 19.7% in 2025. While the Company endeavors to attract and retain new and existing players, including by way of acquiring new titles and studios, we cannot assure that these efforts will be successful.

Shifts in the revenue mix between our games may adversely affect our margin profile.

Historically, our social casino-themed games have generally generated higher margins than the majority of our casual games, primarily due to the higher utilization of our Direct-to-Consumer platforms among social casino-themed game users compared to our casual game users, and lower relative marketing spend for these titles. In addition, our recent casual game acquisitions, most notably SuperPlay Ltd., are earlier stage studios where the strategic focus is on revenue growth over profitability.

As revenues from our social casino-themed games such as Slotomania have either declined or failed to keep pace with revenues from our existing and newly acquired casual games, our Adjusted EBITDA margin and net income margin have declined. Our Adjusted EBITDA margin declined from 29.7% in 2024 to 27.3% in 2025 and our net income margin declined from 6.4% in 2024 to (7.5)% in 2025. If our revenue mix continues to shift toward casual games and we are unable to mitigate the discrepancy in margin profiles, our Adjusted EBITDA margin and net income margin could continue to decline.

Furthermore, our strategy includes acquiring early-stage companies that may be primarily focused on revenue growth rather than profitability. These early-stage acquisitions, while potentially offering long-term growth opportunities, often contribute at least initially to lower margins with high levels of marketing and other operational costs relative to their revenues. Continued investment in early-stage companies may compound the downward pressure on our margin profile if our revenue mix continues to trend toward casual games.

A small percentage of total users have generated a majority of our revenues, and we may be unable to attract new paying or retain existing paying users and maintain their spending levels.

Revenues of free-to-play games typically rely on a small percentage of players who spend moderate or large amounts of money in games to receive special advantages, levels, access and other features, offers, or content. The vast majority of users play for free or only occasionally spend money in games. As a result, compared to all users who play our games in any period, only a small percentage of such users were paying users. For example, for the year ended December 31, 2025, our average Daily Payer Conversion was 4.4%. In addition, a large percentage of our revenues comes from a small subset of these paying users. Because many users do not generate revenues, and each paying user does not generate an equal amount of revenues, it is particularly important for us to retain the small percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our games and could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our users also depend on our customer support organization to answer questions relating to our games. Our ability to provide high-quality effective customer support is largely dependent on our ability to attract, resource, and retain employees who are not only qualified to support our users, but are also well versed in our games. This ability can be strained after any significant reductions in the Company’s workforce such as the significant reduction in workforce that was announced in January 2026. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation and adversely affect our ability to sell virtual items within our games to existing and prospective users.

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

Our games are available to players for free, and we generate nearly all of our revenues from the sale of virtual items when players make voluntary in-game purchases. For example, for the years ended December 31, 2025 and 2024, we derived 97.7% and 98.4%, respectively, of our revenues from in-game purchases.

Paying users usually spend money in our games because of the perceived value of the virtual items that we offer for purchase. The perceived value of these virtual items can be impacted by various actions that we take in the games, such as offering discounts, giving away virtual items in promotions or providing easier non-paid means to secure such virtual items. Managing the game economies can be challenging with certain games containing multiple types of in-game virtual currency and overlapping promotional campaigns or other discounts in effect at the same time. Recently, Slotomania has experienced pervasive game economy issues which led to several quarters of outsized sequential decline. If we fail to manage our game economies properly, players may be less likely to spend money in the games, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our inability to make acquisitions or integrate acquired businesses successfully could limit our growth or disrupt our plans and operations.

Historically, a significant portion of our growth has been as a result of our acquisition of complementary studios and games, rather than in-house development, including our acquisition of Wooga GmbH, or Wooga, in 2018, Supertreat GmbH, or Supertreat, in 2019, Seriously Holding Corp., or Seriously, in 2019, Reworks Oy, or Reworks, in 2021, JustPlay.LOL, or JustPlay, in 2022, the Youda Games’ card game portfolio in 2023, G.S InnPlay Labs Ltd. in 2023, and our largest acquisition to date, SuperPlay Ltd. in 2024. While are currently focused on ensuring the successful integration and growth of SuperPlay, Ltd. and have recently shifted our strategy toward in-house development of games, acquisitions have been an important source of growth in the Company’s history. Should we look to prioritize acquisitions as a growth strategy in the future, we cannot assure you that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to make acquisitions and successfully integrate acquired businesses depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies and products and to obtain any necessary financing, and is subject to numerous risks, including:

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

In addition, the expected cost synergies associated with acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. Acquisition transactions may also disrupt our ongoing business, as the integration of acquisitions would require significant time and focus from management and might delay the achievement of our strategic objectives. We have utilized earnouts in acquisition transactions in the past and may do so in future transactions. The use of earnouts and the structure and timing of the associated targets and milestones may result in large fluctuations in our sales and marketing expenses from quarter to quarter. While we employ several different methodologies to assess potential business opportunities, the businesses we have acquired or may acquire may not meet or exceed our expectations. For example, SuperPlay Ltd., had a history of incurring net losses as an early stage company when we acquired the studio in 2024, with net losses of $114 million in 2024. If revenue growth at SuperPlay Ltd. does not increase in future periods enough to offset costs, including marketing expenses, our results of operations will be harmed.

We operate in a highly competitive industry with low barriers to entry, and our success depends on our ability to effectively compete.

The mobile gaming industry is a rapidly evolving industry with low barriers to entry, and we expect more companies to enter the industry and a wider range of competing games to be introduced. As a result, we are dependent on our ability to successfully compete against a large and growing number of industry participants. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical and other resources. In particular, certain competitors of our slot-themed games also provide real money gambling offerings which may give them an advantage in recognizable slot content. Internationally, local competitors may have greater brand recognition than us in their local country and a stronger understanding of local culture and commerce. They may also offer their products and services in local languages we do not offer. In addition, the market for our games is characterized by rapid technological developments, including the increasing use of AI-driven tools in game development, content creation and performance marketing, frequent launches of new games and enhancements to current games, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences. Our competitors may adapt to an emerging technology or business model more quickly or effectively, developing products and games or business models that are technologically superior to ours, more appealing to consumers, or both. The emergence of “sweepstake casino” games which mimic slot and bingo-

themed games but incorporate sweepstakes as a primary user acquisition and monetization tool in the game could pose a competitive threat to our slot and bingo-themed games and harm our results of operations.

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

Additionally, if our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. For example, Apple developed its own video game subscription service, Apple Arcade, which may compete further with our games. Netflix, which continues to strengthen its presence in the gaming market, has expanded its offerings by including a growing library of mobile games as part of its subscription service. With its expansive customer base and vast resources, Netflix could pose a material competitive threat to the Company’s business. Increased competition and success of other brands, genres, business models and games could result in, among other things, a loss of players, or negatively impact our ability to acquire new players cost-effectively, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are a highly leveraged company. In March 2021, we entered into a $1,900.0 million senior secured first lien term loan, which we refer to herein as the Term Loan. We also issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (our “Notes”) in a private offering pursuant to an indenture dated March 11, 2021 (the “Indenture”). As of December 31, 2025, we had $2,409.8 million aggregate principal amount of outstanding indebtedness, in addition to $550.0 million available for borrowing under a $550.0 million senior secured revolving credit facility, which we refer to herein as the Revolving Credit Facility. For the year ended December 31, 2025, we made net principal payments of $19.0 million and paid $137.2 million for interest (net of hedges). The Credit Facilities were provided pursuant to a credit agreement, which we refer to herein as the Credit Agreement, dated as of December 10, 2019 and amended from time to time, by and among us, the lenders party thereto and Bank of America (as successor in interest to UBS AG, Stamford Branch and Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent, and the other parties thereto, as amended.

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

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the Indenture. If new indebtedness is added to our current debt levels, the related risks described above could intensify. Additionally, the Term Loan matures in March 2028, the Revolving Credit Facility matures in March 2027 and the Notes mature in March 2029. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Agreement or from new indebtedness in an amount sufficient to enable us to pay or refinance our indebtedness or to fund our other liquidity needs. For example, in connection with the acquisition of SuperPlay, Ltd., the Company agreed to make future earnout payments of up to $1.250 billion, in the aggregate, based on the achievement of certain gross revenue growth and SuperPlay Adjusted EBITDA targets for SuperPlay Ltd. during the calendar years 2025, 2026 and 2027, in each case, payable following the end of the applicable measurement period. Depending on the level of earnout achievement, it is possible that the Company’s cash flows and available cash will be insufficient to fund these obligations, particularly if we are unable to refinance the Revolving Credit Facility before it matures in March 2027.

Accordingly, we expect that we will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness at comparable interest rates, on commercially reasonable terms or at all. There may also be regulatory filing or registration requirements in China applicable to our controlling shareholder that could delay or prevent us from issuing or materially amending the terms of our indebtedness. See “Risk Factors— Yuzhu Shi controls us through his indirect interest in Playtika Holding UK II Limited and its ownership of our common stock will prevent you and other stockholders from influencing significant decisions.” If refinancing indebtedness is not available at interest rates comparable to our existing indebtedness our interest expense could materially increase, which would have a negative impact on our results of operations. If we cannot timely refinance our indebtedness, we may have to take actions such as issuing additional equity and reducing, delaying or foregoing capital expenditures, strategic acquisitions and investments. We cannot assure you that any such actions, if necessary, could be implemented on commercially reasonable terms or at all.

Our ability to successfully attract in-game advertisers depends on our ability to design an attractive advertising model that retains players.

While the vast majority of our revenues are generated by in-game purchases, a portion of our revenues are generated from the sale of in-game advertisements. For example, for the years ended December 31, 2025 and 2024, we derived 2.3% and 1.6% of our revenues from in-game advertising, respectively. If we are unable to attract and maintain a sufficient player base or otherwise fail to offer attractive in-game advertising models, advertisers may not be interested in purchasing such advertisements in our games, which could adversely affect our revenues from in-game advertising. Alternatively, if our advertising inventory is unavailable and the demand exceeds the supply, this limits our ability to generate further revenues from in-game advertising, particularly during peak hours and in key geographies. Further, a full inventory may divert advertisers from seeking to obtain advertising inventory from us in the future, and thus deprive us of potential future in-game advertising revenues. This could have a material adverse effect on our reputation and our business, financial condition and results of operations.

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

Each of Apple, Google and Facebook are defendants in class action lawsuits alleging, among other things, that social casino-themed games offered through their respective platforms constitute illegal gambling and in addition to seeking monetary damages, the plaintiffs are also seeking that the platforms remove access to the social casino-themed games. These litigations are still ongoing.

In the event that platform providers such as Apple, Google, or Facebook change their developer terms of service to include more onerous requirements or if any of our platform providers were to prohibit the use of loot boxes in games distributed on its digital platform, we would be required to redesign the economies of the affected games in order to continue distribution on the impacted platforms, which would likely cause a decline in the revenues generated from these games and require us to incur additional costs.

In addition, there are numerous ongoing academic, political and regulatory discussions in the United States, Europe, Australia, Brazil, and other jurisdictions regarding whether certain game mechanics, such as loot boxes, should be subject to a higher level or different type of regulation than other game genres or mechanics to protect consumers, in particular minors and persons susceptible to addiction, and, if so, what such regulation should include. Additionally, loot box game mechanics have in recent history been the subject of increased focus by the Federal Trade Commission, or FTC, which released a staff perspective highlighting issues raised at a public workshop on loot boxes and encouraged the industry to continue efforts to provide clear and meaningful information to consumers about in-game loot box and related microtransactions. The FTC continues to monitor developments surrounding loot boxes and may take steps to prevent what it views as unfair or deceptive practices. For example, in January 2025 the FTC announced a major enforcement action against a game developer for the sale of loot boxes to children and teens without verifiable parental consent. The complaint was settled with the developer having to, among other things, agree to enter into a ten-year compliance monitoring program and pay a fine of $20 million. Previously, after the United Kingdom’s Department for Digital, Culture, Media and Sport launched a call for evidence into the impact of loot boxes on in-game spending and gambling-like behavior in connection with the UK government’s review of the 2005 Gambling Act (the principal gambling regulation in the United Kingdom), the UK government issued a conclusion to the call for evidence and while it did not call for paid loot boxes to be deemed gambling, it called for companies within the industry to engage in self-regulation, including taking actions to protect children and their ability to access and purchase loot boxes. As a result, the trade body, UK Interactive Entertainment, published industry guiding principles on loot boxes which were designed to address the concerns raised by the government. Similar activity relating to loot boxes has also occurred elsewhere in the EU. For instance, the Dutch courts initially ruled FIFA loot boxes violated gambling laws, but the highest court overturned the ruling in 2022. Since 2023, the Dutch Minister of Economic Affairs has pushed for an EU-wide ban on loot boxes, reaffirming in 2024 his intent to include it in the Digital Fairness Act. The Digital Fairness Act will focus on strengthening consumer protections including in regard to the use of dark patterns with the first set of proposals under the Act expected to be released by end of 2026, although the scope and timing remain uncertain.

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

There is significant opposition in some jurisdictions to social gaming, including social casino-themed games. The World Health Organization includes “gaming disorder” as an International Classification of Diseases, defining the disorder as a pattern of behavior characterized by impaired control over gaming and an increase in the priority of gaming over other interests and daily activities. Some states or countries have anti-gaming groups that specifically target social casino-themed games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino-themed games specifically. These could result in a prohibition on interactive social gaming or social casino-themed games altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such legislation or regulation or the extent to which they may affect our business. In December 2025, access to the Slotomania.com domain was blocked in Ukraine pursuant to an order issued by a national communications authority, which classified the domain among restricted casino-related internet resources. This restriction affected access to our direct-to-consumer website but not to platforms such as Apple or Google.

The U.S. Court of Appeals for the Ninth Circuit decided that a social casino-themed game produced by one of our competitors should be considered illegal gambling under Washington state law. Similar lawsuits and arbitration proceedings have been filed against other defendants, including us. For example, in April 2018, a putative class action lawsuit was filed in federal district court in Washington alleging substantially the same causes of action against our social casino-themed games. In August 2020, we entered into a settlement agreement to settle this matter, which was approved by the court in February 2021. In January 2025, the Washington State Gambling Commission (WSGC) issued a public memo referencing the Ninth Circuit ruling and another federal district court ruling on the subject. The memo warned that games of chance involving virtual currency are likely to be classified as illegal gambling under Washington law. It also encouraged companies offering virtual casino-style games to Washington residents to review their games and ensure compliance with state gambling regulations.

In the United States, we have several pending lawsuits and arbitrations alleging that our social casino-themed games constitute illegal gambling under applicable state laws and seeking to recover amounts paid by the residents of the applicable state in connection with such games. On February 3, 2026, the Attorney General of the State of Washington initiated a similar lawsuit against the Company alleging that certain of our games violate state gambling and consumer protection laws. See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Business—Legal Proceedings”.

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

In August 2024, a class action complaint was filed in the State of Washington against Dream Games, the developer of the mobile game “Royal Match”, alleging that its game violates Washington State gambling laws and consumer protection laws. Generally, in the past, illegal gambling lawsuits in the games industry have focused on certain genres such as slots, poker, bingo, and card games. The inclusion of a “Match 3” puzzle game such as “Royal Match” in these legal actions represented an expansion of these types of cases. In December 2025, a similar class action complaint was filed in the State of Washington against SuperPlay Ltd. alleging that Dice Dreams, a “Luck Battle” game, violates Washington State gambling laws and consumer protection laws. If the expansion of these types of cases beyond social casino-themed games and broadly into casual games continues, it could materially adversely impact our casual games and our results of operations.

See “—Legal proceedings may materially adversely affect our business and our results of operations, cash flows and financial condition” and “Business—Legal Proceedings.”.

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

Additionally, new laws and regulations, or new interpretations or applications of existing laws and regulations in a manner inconsistent with our practices, have restricted, and may continue to restrict, our games, limit our ability to pursue certain business models or AI-enabled functionalities, require us to incur substantial costs, expose us to civil or criminal liability, or cause us to change our business practices. These laws and regulations are evolving and involve matters relating to our business, including, among others, online safety regulations such as the EU Digital Services Act, requiring a yearly transparency report, the UK Online Safety Act, requiring all in scope services to complete, at least once a year, a number of risk assessments, and the Australia Online Safety Act, competition laws such as the EU Digital Markets Act, consumer protection laws such as Australia’s Guidelines for the Classification of Computer Games 2023, the EU’s New Deal for Consumers, EU’s Digital Fairness Act, advertising laws such as the UK’s CAP Code, whistleblowing laws, such as the EU Whistleblower Directive, and artificial intelligence regulations such as the EU Artificial Intelligence Act and various U.S. state-level legislation, which could result in monetary penalties and create a range of new compliance obligations.

Legal and regulatory restrictions on the use of incentivized marketing may negatively impact our business or results of operations.

Within the mobile games industry there has been an increase in recent years in the use of a user acquisition channel called incentivized marketing. Incentivized marketing offers generally involve third-party marketing companies promoting mobile games and offering an incentive to the players, such as gift cards or real money or in-app currency, for certain actions, such as downloading a game, completing consumer surveys or reaching certain milestones in a game. We have incorporated the use of incentivized marketing and, in 2024, this channel accounted for over fifty percent of the user acquisition activity within certain of our games. Incentivized marketing is also used heavily by our recently acquired subsidiary, SuperPlay Ltd.

While we believe our use of incentivized marketing to be a legally permissible promotional activity, there are increasing legal requirements and restrictions relating to such and if the use of incentivized marketing were deemed to affect the legality of our games, we may be required to restructure our marketing activities in a manner that could impair our revenues or reduce the effectiveness of our marketing expenses. We may also be subject to enforcement actions by federal or state regulators, as well as private litigation, which could materially affect our business and results of operations.

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

Furthermore, our games may be implicated in lawsuits where we are not the named defendants. For example, plaintiffs in several U.S. states have previously sued Apple and/or Google alleging that the platforms violated state gambling laws by allowing the plaintiffs to download and play social casino-themed games, including certain of our social casino-themed games. The issue continues to be litigated and these lawsuits, or similar suits in the future, could cause Google, Apple, or other third-party platform providers to deny our slot, bingo and poker themed games access to their platforms or the platforms could seek to pass on liability, including defense costs, for these suits to us under the indemnity provisions in our agreements with such platforms, which could have a material adverse effect on our results of operations, cash flows, or financial condition.

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

Although we have players across the globe, we derive a significant portion of our revenues from a limited number of countries and are dependent on access to those markets. For example, for the year ended December 31, 2025, 63.2% of our revenues were derived from users located in the United States and 93.2% from users located in the United States, Canada, Europe and Australia. Our ability to retain paying players depends on our success in these geographies, and if we were to lose access to these markets or experience a decline in players in these geographies for any reason, it would have a material adverse effect on our business, financial condition and results of operations. For example, the pending lawsuit involving the Attorney General of the State of Washington seeks, among other things, to prevent our social casino-themed and bingo-themed games from being available to play in the State of Washington and if we are unable to successfully defend against this action we could lose access to the State of Washington for certain of our games.

If general economic conditions decline, demand for our games could decline. In addition, our business is vulnerable to changing economic conditions and to other factors that adversely affect the gaming industry, which could negatively impact our business.

In-game purchases involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of games and services like ours, during periods in which favorable economic conditions prevail. As a result, our games may be sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our marketing and promotional expenses, in an effort to offset that reduction, and could negatively impact our business. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, pandemics, terrorism, transportation disruptions, climate change or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by unemployment, higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Moreover, during periods of increased inflation, such as the period between 2021 and 2023 in the United States, rising costs for essentials like gasoline, home heating and cooling fuels, housing and groceries, are likely to reduce household spending on the types of discretionary entertainment we offer and may limit our ability to forecast future demand for our games. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels and decreased spending on our games, and could adversely impact our results of operations, cash flows and financial condition. The Company’s total revenues increased by 8.1% during 2025, with revenues from our social casino-themed games portfolio declining by 23.2%. In particular, total revenues from Slotomania declined by 35.7% during 2025 which we believe to have underperformed other top social casino-themed games over the same period. If the larger mobile games industry or other subsets of that industry in which we operate, such as social casino-themed games, decline or continue to decline and our revenues decline or continue to decline faster than the industry, it could have a material adverse effect on our business, financial condition and results of operations.

Our systems and operations are vulnerable to damage or interruption from natural disasters, power losses, telecommunications failures, cyber-attacks, terrorist attacks, acts of war, human errors, break-ins and similar events.

We have in the past and may continue to experience disruption as a result of catastrophic events. For example, we previously maintained offices in Crimea, but were forced to close and relocate our personnel in Crimea as a result of Crimea’s annexation by Russia in 2014. In addition, we previously maintained a development center in Belarus but decided to close and relocate our personnel in Belarus due to the challenging operating environment caused by sanctions and export controls that resulted from the Russian invasion of Ukraine in 2022. Additionally, our primary offices are located in Israel and we have a large office in Ukraine, and are therefore subject to a heightened risk of military and political instability. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the ongoing war in Israel.” For more information on risks related to our operations in Ukraine, see “—Our operations may be adversely affected by ongoing developments in Ukraine, Georgia, Romania or Poland.”

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

We primarily rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative content for our games. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel through acquisitions, and as competition with several other game companies increases, we may incur significant expenses in continuing this practice. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. In addition, the Company has experienced several rounds of layoffs in the recent past, highlighted by the significant reduction in workforce that was announced in January 2026, which could negatively affect its reputation and its ability to recruit new employees in the future. Any future layoffs could similarly harm the Company’s reputation and hinder its recruitment efforts. Layoffs could also result in a significant loss of institutional knowledge and operational capacity potentially harming the Company’s ability to execute against its strategic initiatives. For example, the most recently announced reduction in workforce was part of a larger adjustment to the Company’s cost structure and reallocation of resources within its portfolio of games. While the Company expects to reinvest a portion of the resulting expense reductions to advance growth initiatives, the reduction in employees is also expected to result in reductions in new feature development and promotion activity and delays in feature launches in various studios.

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

Although we experienced strong growth in our first year as a public company, our growth rate moderated in 2022 and our revenue has experienced fluctuations in recent years, with total revenues increasing 8.1% year-over-year in 2025, decreasing 0.7% year-over-year in 2024 and decreasing 1.9% year-over-year in 2023. As we continue to operate and work to grow our business, our revenue growth rates may decline or our revenue may decline compared to prior fiscal years due to a number of reasons, which may include a decrease in the growth of our overall market or market saturation, slowing demand for our games, our inability to continue to acquire games or game studios, and our inability to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption, such as those related to global conflicts.

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

Based on our current plans and market conditions, we believe that cash flows generated from our operations, together with the cash on our balance sheet and the borrowing capacity under our Revolving Credit Facility, will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. It is important to note, however, that our Revolving Credit Facility expires in March 2027 and, if we are unable to refinance or extend our Revolving Credit Facility, it is possible that we will not have adequate cash to make the earnout payments from the acquisition of SuperPlay Ltd., particularly if the earnout payments exceed our estimates. We also intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies, or if we decide to return free cash flow to shareholders as we did, for example, through the $600 million self-tender in the fall of 2022, through the payment of dividends or through the repurchase of our stock. Accordingly, we may need to engage in equity or debt financings in addition to our Revolving Credit Facility to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

In June 2024, our general liability carrier declined to renew our policy due to cited industry concerns. Although we were able to obtain replacement coverage on comparable terms, it is possible that additional insurance carriers decide not to insure mobile games companies or significantly increase the costs for insurance to companies in our business.

Changes in tax laws, tax rates or tax rulings, or the examination of our tax positions, could materially affect our financial condition, effective tax rate, future profitability and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we take advantage of could be undermined due to changing tax laws, both in the United States and in other applicable jurisdictions, including Israel. In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine income and other tax returns and we are currently under exam in several jurisdictions, including the United States and Israel. We expect that tax authorities may continue to examine our income and other tax returns in the future. The ultimate outcome of these examinations cannot be predicted with certainty.

We believe that our Israeli subsidiaries are eligible for certain tax benefits provided to a Preferred Technology Enterprise (PTE) or Special Preferred Technology Enterprise (SPTE) under the Israeli Law for the Encouragement of Capital

Investments, 1959, or the Investment Law, including, inter alia, a reduced corporate tax rate on Israeli preferred technology taxable income, as defined in the Investment Law and its regulations. In order to remain eligible for the tax benefits under the PTE/SPTE regime, our Israeli subsidiaries must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. If our Israeli subsidiaries were to fail to continue to meet such conditions, then our Israeli subsidiaries would not be eligible for such tax benefits and our Israeli taxable income would be subject to regular Israeli corporate tax rates. Additionally, if our Israeli subsidiaries increase their activities outside of Israel through acquisitions, their expanded activities might not be eligible for inclusion in future Israeli tax benefit programs which could increase our costs and taxes.

The Company believes that it is reasonably possible that the total amount of tax benefits that we are not able to recognize may increase significantly as a result of the open examination in Israel for the tax years ended 2017 through 2024. Should those tax positions not be fully sustained under examination, an acceleration of material income taxes payable, including interest and penalties, could occur. As a result, cash required for payments of income taxes, interest and penalties could be material in the period in which such determination is made. In addition, if such tax positions are not fully sustained, it could have an impact on our ability to take advantage of certain tax benefits associated with the PTE/SPTE regime in the future. We are currently disputing warrants issued from the Israel Tax Authority with respect to tax years 2017-2021. See “Business—Legal Proceedings.” We are unable to predict the ultimate outcome of resolution of these disputes, and it is possible that they could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in future periods.

Our effective tax rate for 2025 was (19.3)% compared with 42.2% for 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Taxes on Income.” In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. Taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations in response to, among other things, evolving global tax landscapes. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

Transfer pricing adjustments by tax authorities, potential double taxation in multiple jurisdictions and tax treaty uncertainties could materially affect our financial condition, effective tax rate, future profitability and results of operations.

The Company has gross unrecognized tax benefit liabilities and gross offsetting tax benefits in multiple jurisdictions associated with potential transfer pricing adjustments. It is possible that certain taxing authorities could examine the Company’s operating structure, including any operational shifts between jurisdictions, and the Company’s historical transfer pricing methodologies and propose an adjustment that would result in additional tax expense. While tax treaties exist between various countries that reduce the risk of double taxation, in the event of an examination targeting our transfer pricing methodologies, there is a risk that the negotiation between these respective countries’ taxing authorities does not align with the Company’s expectation, therefore resulting in more net tax expense than what is estimated.

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

Global tax reform initiatives that impose a global tax on multinational enterprises, could materially affect our financial condition, effective tax rate, long-term tax planning, future profitability and results of operations.

Over the past several years, the Organization for Economic Co-operation and Development (“OECD”) has led the Base Erosion and Profit Shifting (“BEPS”) Project, aimed at fundamentally reforming aspects of the international corporate tax framework applicable to multinational enterprise (“MNE”) groups. In October 2021, the OECD/G20 Inclusive Framework on BEPS released an agreed statement setting out the key design elements of a two-pillar solution to address the tax challenges arising from the digitalization and globalization of the economy.

Pillar One is intended to reallocate a portion of residual profits of the largest and most profitable MNEs—generally those with annual global revenue exceeding €20 billion and profitability above a 10% margin—to market jurisdictions, irrespective of physical presence.

Pillar Two, implemented through the Global Anti-Base Erosion (“GloBE”) Rules, introduces a global minimum effective tax rate of 15% for MNE groups with consolidated annual revenue of at least €750 million. The GloBE Rules operate primarily through the Income Inclusion Rule (“IIR”) and the Undertaxed Profits Rule (“UTPR”), which together are designed to ensure that low-taxed income is subject to a minimum level of taxation on a jurisdictional basis. In addition, jurisdictions may introduce a Qualified Domestic Minimum Top-Up Tax (“QDMTT”) to impose top-up tax locally and thereby reduce or eliminate the application of foreign IIRs or UTPRs with respect to domestic profits.

As of 2025, various IIRs, UTPRs and QDMTTs are effective or expected to become effective in certain, but not all, of the jurisdictions in which the Company operates, including Israel, where a QDMTT was enacted with effect for fiscal years beginning on or after January 1, 2026. The Company continues to assess the potential impact of the Pillar Two framework on future reporting periods, taking into account ongoing OECD guidance, jurisdiction-specific legislative developments, and the interaction between domestic minimum taxes and foreign top-up tax rules. The ultimate impact of Pillar Two will depend on the scope, timing and manner of adoption across relevant jurisdictions. Accordingly, the Company cannot at this stage reliably predict the full effect of these developments, which may have a material impact on its corporate income tax expense and global effective tax rate in future periods.

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

As of December 31, 2024, we have net operating loss carryforwards in certain jurisdictions, including Israel and Finland of $258.9 million and $43.8 million, respectively. The net operating losses in Israel are carried forward indefinitely. The net operating losses in Finland expire from 2031 through 2035. We believe it is more likely than not that the benefit from certain net operating loss carryforwards will not be realized and as such, we have provided a valuation allowance on $123.8 million of net operating losses. If we are unable to utilize our net operating loss carryforwards to realize the benefit at the currently valued benefit amount it could increase our effective tax rate and cash tax payments and adversely affect our cash flows.

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

A significant portion of our operations are outside of the United States, including our principal executive offices in Israel and a large development center in Ukraine. In addition, we generate a significant portion of our revenues from operations outside of the United States. For each of the years ended December 31, 2025 and 2024, we derived approximately 36.8% and 33.3%, respectively, of our revenues from sales to players outside of the United States. Our operations in foreign jurisdictions may subject us to additional risks customarily associated with such operations, including:

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

Additionally, while we maintain offices in the United States, most of our senior management and employees are located in our international offices, including our offices in Israel, Ukraine and Romania, which subject us to added business, political and economic risks. As of December 31, 2025, we had operations in Austria, Finland, Georgia, Germany, India, Israel, Netherlands, Poland, Romania, Spain, Switzerland, Ukraine, the United Kingdom and the United States. We have in the past and may continue to experience disruption as a result of catastrophic events in the countries in which we operate. For example, in addition to the closure of our development center in Belarus in late 2024, we previously maintained a small office in Crimea, which we were forced to close and relocate as a result of Crimea’s annexation by Russia in 2014. For more information on risks related to our operations in Israel, see “—We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the ongoing war in Israel.” For more information on risks related to our operations in Ukraine, Georgia, Romania and Poland, see “—Our operations may be adversely affected by ongoing developments in Ukraine, Georgia, Romania or Poland.”

We have offices and other significant operations located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the prolonged state of regional warfare.

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

On October 7, 2023, the State of Israel was attacked by Hamas, and the State of Israel subsequently declared war on Hamas. Since that time, Israel has been engaged in a multi-front armed conflict with combatants located in Gaza, the West Bank, Syria, Iran, Lebanon and Yemen. In early 2025, Iran’s direct involvement in the regional conflict escalated dramatically, culminating in direct military exchanges and an open war with Israel. Israel and Iran agreed to a ceasefire on June 24, 2025. Israel and Hamas agreed to a temporary ceasefire in October 2025. Both sides continue to face international pressure to uphold the agreement, with ongoing diplomatic efforts aimed at preserving the fragile truce. While this prolonged state of regional warfare has not had a direct material financial impact on the Company as of the date of this filing, the Company’s headquarters are located in Israel, and as of December 31, 2025, the Company employs approximately 1,000 professionals in Israel, including the majority of the Company’s senior leadership team. The Company continues to actively monitor the developments in this geographic region.

It may be difficult to enforce a judgment of a U.S. court against us and our officers and directors, to assert legal claims in Israel or to serve process on our officers and directors.

We maintain offices in Israel and many of our employees and officers and directors are residents of Israel. Certain of our assets and the assets of these persons are located in Israel. Additionally, a number of our directors are residents of China. Therefore, a judgment obtained against us, or any of these persons, may not be collectible in the United States and may not necessarily be enforced by an Israeli or Chinese court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. law claims in original actions instituted in Israel or China, as applicable. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. laws in Israel, as applicable. Israeli or Chinese courts may refuse to hear a claim based on an alleged violation of U.S. laws reasoning that Israel or China, as applicable, is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli or Chinese court agrees to hear a claim, it may determine that Israeli or Chinese law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli or Chinese law, as applicable. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court.

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

We may be subject to additional severance pay obligations for certain employees under Israeli law, which may result in an increase in our expenditures

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

The Company and its Israeli subsidiaries have elected to include their Israeli employees under Section 14 of the Severance Pay Law, or Section 14. Section 14 entitles these employees to monthly deposits with third-party insurance companies and pension funds, at a rate of 8.33% of their monthly salary. In two cases, the Company and the employee have agreed to a salary lower than their actual monthly salary for purposes of Section 14. These payments release the Company from future obligations under the Israeli Severance Pay Law for all employees, other than the aforementioned two employees. Accordingly, any liability for severance pay due to these employees, and the deposits under Section 14 are not recorded as an asset in the Company’s consolidated balance sheet.The two aforementioned employees agreed to waive their rights to any additional severance pay from the Company to which they would be eligible under Israeli law given that the Company’s severance contributions for them have been based on a salary lower than their actual salary. However, in the event the Company is not fully relieved from its statutory severance pay obligations with respect to the aforementioned two employees despite such waivers, the Company could be obligated to pay additional statutory severance pay to them in connection with a termination for any reason other than for cause.

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

Our operations may be adversely affected by ongoing developments in Ukraine, Georgia, Romania, or Poland.

We have significant operations in central and eastern Europe. Since the early 1990s, Russia, Ukraine, Romania and other central and eastern European countries have sought to transform from one-party states with a centrally planned economy to democracies with a market economy to various degrees. Despite various reforms, the political systems of many of these countries remain vulnerable and unstable. In addition, the political and economic situation in these countries is negatively affected by the global economic crisis and the economic recession in some parts of the world.

Ukraine

The political, civil and security situation in Ukraine cannot be accurately predicted since the Russian military invasion in February 2022. Ukraine’s political activities remain fluid and beyond our control. Following the invasion and Russia's subsequent occupation of the Donetsk, Luhansk, Kherson, and Zaporizhzhia regions of Ukraine, the United States and the European Community have imposed economic sanctions on Russia. The United States, EU, UK, Canada and Japan have imposed sanctions against and export controls involving Russia, and other potential retaliatory measures could be taken by the United States and other countries. We cannot predict the outcome of developments in Ukraine or the reaction to such developments by the United States, European, U.N. or other international authorities. While we continue to monitor the situation in Ukraine closely, any prolonged or expanded unrest, military activities, sanctions,or potential disruptions to energy and telecommunications infrastructure, should they be implemented, could have a material adverse effect on our operations. We have significant research and development centers in Ukraine and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Ukraine.

Georgia

The political situation in Georgia cannot be accurately predicted. The October 2024 elections, won by the pro-Russian party Georgian Dream (GD), have not been recognized as legitimate by the European Union or the United States. Following the elections, the GD Prime Minister announced a halt to Georgia's EU accession process until at least 2028. This decision has sparked significant protests, which have been met with force, leading to a post-electoral crisis. In response, the US, UK, and EU have suspended program support and imposed sanctions on Georgian officials for human rights violations and undermining democracy. While these sanctions primarily target specific officials rather than broader sectors, the continued democratic backsliding has led the European Commission to formally suspend direct financial aid to the Georgian government as of late 2025. While Georgia does not currently support Russia in the war against Ukraine, potential sanctions could be imposed for reasons such as fraudulent elections, undermining democracy, and aiding Russia in evading sanctions. Prior to and following the dissolution of our Georgian entity in July 2025, we have contracted and continue to contract with a third party that supplies us contractors who are physically located in Georgia and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Georgia.

Romania

The current political environment in Romania is dynamic and may become unstable. Ilie Bolojan, the current Prime Minister, assumed office in June 2025. The years leading up to his tenure were characterized by instability in the country's political leadership. This instability was driven by internal tensions within coalition governments and frequent no-confidence motions, resulting in numerous Prime Ministers serving for less than a year. We cannot predict if political stability will hold, but if instability continues, our operations in Romania may be adversely affected by sudden changes in government policies, regulatory frameworks, and economic conditions, which could pose risks to our business performance and strategic. Separately, on-going recent military conflict in Ukraine has resulted in a negative impact in the region, affecting Romania’s political and economic outlook. Romania has a significant land border with Ukraine and, as a result, ongoing instability or military conflicts in Ukraine could have a significant and adverse effect on Romania’s economic and financial stability either directly or indirectly as a result of sanctions. We have a significant research and development center and a customer service center in Romania and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Romania.

Poland

Relations between the Polish and Russian governments have become increasingly hostile since the war between Russia and Ukraine began in 2022, with Poland bracing for a potential direct conflict with Russia. Although the two countries are not currently engaged in an open conflict, there were reports of Russian drone intrusions into Polish airspace in September 2025 with the Polish Prime Minister issuing statements that the resulting situation with Russia was the closest Poland has been to open conflict since World War Two. Poland has continued to bolster its defenses along its border with Russia and Belarus and tensions remain high. We have a significant research and development center in Poland and, accordingly, our business, financial condition, results of operations and prospects are affected by economic, political and legal developments in Poland.

Any disruption to our operations in Ukraine, Georgia, Romania or Poland may be prolonged and require us to reevaluate our operations in those countries, which may be more expensive and harm our business.

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

In addition, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, are incurred outside the United States and denominated in foreign currencies. We also incur ~~lease costs and~~ certain other operating expenses in foreign currencies. These expenses are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have entered into hedging transactions with respect to Israeli Shekel (“ILS”), Euro (“EUR”) Polish Zloty (“PLN”) and Romanian Leu (“RON”) in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into additional hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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

As of December 31, 2025, Yuzhu Shi controls shares representing a majority of our combined voting power through his indirect interest in Playtika Holding UK II Limited, or Playtika Holding UK and its affiliates. As long as Yuzhu Shi continues to control shares representing a majority of our voting power, he will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors (unless supermajority approval of such matter is required by applicable law and our amended and restated certificate of incorporation). In the ordinary course of his business activities, Yuzhu Shi may engage in activities where his interests may not be the same as, or may conflict with, the interests of our other stockholders. Even if Yuzhu Shi were to control less than a majority of our voting power, he may be able to influence the outcome of corporate actions so long as he controls a significant portion of our voting power. For example, as we previously disclosed in June 2021, Yuzhu Shi and certain affiliates of Yuzhu Shi entered into an agreement that, if consummated, would have entitled Giant Network Group Co. Ltd., or Giant, a publicly traded company on the Shenzhen Stock Exchange, to be transferred beneficial ownership of certain shares of ours currently owned by Mr. Shi and his affiliates, the result of which would have been that Giant would control the voting power of the shares of our common stock and would permit Giant to consolidate us for accounting purposes. Had that transaction been consummated, Giant informed us that they would have been required to obtain the approval of its board of directors for substantially all potential acquisitions by it or its consolidated subsidiaries, including acquisitions by us, and, in certain cases, approval from Giant’s stockholders, which could have created potential conflicts between Yuzhu Shi’s affiliates and us on our acquisition strategies. Further, Giant informed us that had the transaction been consummated, substantially all derivative transactions and other extraordinary transactions undertaken by Playtika would need to be approved by Giant’s board of directors. While that transaction was abandoned, Mr. Shi and his affiliates may, in his and their discretion, seek to consummate similar transactions in the future, and we would not be able to prevent such transactions from being consummated. In addition, Mr. Shi and his affiliates have in the past informed the Company of certain ongoing liquidity needs that could drive a desire or need to engage in certain transactions that affect the Company, including through the potential sale of shares in the Company. In January 2022, Mr. Shi and his affiliates announced that they were exploring a sale of approximately 15-25% of the Company’s outstanding shares. As a result, the Company formed a special committee of the board of directors to evaluate strategic alternatives for the Company. Although the strategic alternatives process was terminated, one result of that process was the Company’s self-tender offer to repurchase up to $600 million in shares of its common stock which was consummated in the fall of 2022. The self-tender is an example of a transaction that the Company entered into at least in part due to Mr. Shi’s need for liquidity. In addition, in September 2024, Mr. Shi announced that Playtika Holding UK had entered into pledge agreements pursuant to which Playtika Holding UK pledged almost 200,000,000 shares of our common stock to secure certain loan obligations. Playtika Holding UK sold over 2,500,000 shares of our common stock in a series of transactions in November and December 2024. It is possible that Mr. Shi’s liquidity needs give rise to other Company transactions in the future, including transactions where Mr. Shi’s interests may not be the same as, or may conflict with, the interests of our other stockholders.

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

Our current stock ownership by Yuzhu Shi has caused us, and may in the future cause us, to become subject to new or additional laws and regulations in China. For example, in 2023, China’s National Development and Reform Commission (the “NDRC”) released the Administrative Measures for the Review and Registration of Medium and Long-Term Foreign Debt of Enterprises (the “Foreign Debt Rules”). The Foreign Debt Rules require Chinese enterprises to notify and receive certain approvals from the NDRC before their controlled overseas branches can issue or materially amend the terms of certain indebtedness that is borrowed outside of China. As a controlled overseas branch of Yuzhu Shi, these rules can affect our ability to issue or amend our indebtedness, including, for example, our Credit Agreement. Pursuant to the terms of the Foreign Debt Rules, the notifications must be delivered by our controlling stockholder, who we do not control, and approvals from the NDRC, if granted, can take up to several months to receive. As a result, for so long as we may be subject to the Foreign Debt Rules, the Foreign Debt Rules may significantly adversely impact our ability to incur new indebtedness or amend our existing indebtedness, on a timely basis, or at all, and may subject us to adverse consequences if we or our controlling stockholder do not comply with the applicable requirements thereunder. Similar rules may be implemented by China that could create additional risks to our ability to borrow or otherwise operate as a publicly traded company in the United States.

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

Our technology infrastructure is critical to the performance of our games and to player satisfaction. Most of our games run on our private cloud computing systems that are run through two primary data centers in the United States. Our servers located in these data centers are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could cause our games to become unavailable for a short or long period of time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, malicious attempts to cause platform unavailability, and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all. Similarly, certain games rely on third-party data centers, which may have similar risks over which we would have less control. A failure or significant interruption in our game service would harm our reputation and operations. We expect to continue to make significant investments in our technology infrastructure to maintain and improve all aspects of player experience and game performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and results of operations may suffer. We do not maintain insurance policies covering losses relating to our systems, other than losses caused by cyber-attacks for which we have limited insurance coverage, and we do not have business interruption insurance, which may increase any potential harms that the business may suffer from systems failure or business interruptions.

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

If we or the service providers we rely upon sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

Our information technology has been and in the future may be subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Hackers and data thieves, state-sponsored threat actors, criminal actors, hacktivists and others are increasingly sophisticated and operate large-scale and complex automated attacks through a variety of vectors such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, bugs, or other vulnerabilities in software and hardware. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties upon whom we rely upon to develop and operate our games, such as hosted solution providers and providers of software platforms or game engines, could also be a source of security risks in the event of a failure of their own security systems and infrastructure.

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

In addition, the platforms on which we distribute games may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology, or NIST, which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to comply with such standards.Our ability to comply with such standards depends, in part, on the security of third-party service providers upon whom we rely. For example, security vulnerabilities in widely used third-party game engines, such as those identified in the Unity engine in late 2025, could impair our ability to meet platform security mandates, which could materially and adversely affect our reputation, results of operations, cash flows and financial condition.

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

As the scope of data privacy and security regulations worldwide continues to evolve, we anticipate the adoption of increasingly restrictive regulations within the United States and other jurisdictions. As of the end of 2025, numerous U.S. states have enacted consumer data privacy laws, which have required, and could continue to require, us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, there currently are a number of additional proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies and there appears to be a trend towards more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Data Protection legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Within the European Economic Area and the UK, the GDPR and similar regimes impose strict requirements on data privacy and security, including, for example, higher standards for consent and disclosures, strengthened individual rights, and shortened timelines for data breach notifications. These regimes also provide for significant financial penalties for noncompliance (including possible fines of up to 4% of global annual revenues for the preceding financial year or €20 million (whichever is higher) for the most serious violations). These laws and regulations lead to additional costs and increase our overall risk exposure.

In recent years, the United States and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the European Union, e-marketing rules under the ePrivacy Directive look to impose strict opt-in e-marketing rules with limited exceptions for business-to-business communications while significantly increasing fining powers to the same levels as the GDPR. Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

Israel also has data protection laws and regulations, including the Israeli Protection of Privacy Law, 5741-1981 (the “PPL”), and related regulations, which impose certain obligations relating to the use, processing and security of personal data and conditions on certain cross-border transfers. A significant amendment to the PPL that took effect in August 2025 enhances the enforcement authority of regulators, expands the provisions in the law which can be subject to statutory damages, and introduces new obligations on organizations, including for example the mandatory appointment of a Data Protection Officer (DPO) in certain circumstances, and a private right of action for certain violations, including claims for compensation without proof of damages. Certain violations of the PPL are considered a criminal and/or a civil offense and could expose the violating entity to criminal, administrative, and financial sanctions, as well as to civil actions, and regulators may issue public determinations that could be used in related litigation.

Regarding transfers to the United States of personal data about our staff, European users, and other third parties, we utilize certain standard contractual clauses approved by the EU Commission (the SCCs) and other cross-border data transfer mechanisms, which have been the subject of legal challenges and regulatory scrutiny in the past and may face additional legal challenges or be the subject of additional legislative activity and regulatory guidance. Changes in transfer requirements could require us to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area, Switzerland and the United Kingdom to the United States (and other countries), and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens. We also face the potential for regulators to apply different standards to the transfer of personal data from those jurisdictions to the United States (and other countries). We also may be required to engage in contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient transfer mechanisms (including the EU-U.S. Privacy Shield and/or contractual protections) for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR, Swiss privacy laws, and UK privacy laws. In such cases, we may not be able to find alternative service providers which could limit our ability to process personal data from the European Economic Area, Switzerland, or the United Kingdom and increase our costs and/or impact our games or other offerings. We may face a risk of enforcement actions by data protection authorities in these jurisdictions relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and adversely affect our business, financial condition, and results of operations.

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

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to players or other third parties, or any failure or perceived failure by us or our third-party service providers or data sharing partners to comply with legal obligations or regulatory requirements relating to privacy, data protection, online safety or information security may result in governmental investigations or enforcement actions, litigation, claims (including class actions), or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our players to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

While most of our games do not target children under 18 years of age as their audience, the FTC, as well as consumer organizations, may consider that the characteristics of several of our games may attract children under 13 years of age. The U.S. Children’s Online Privacy Protection Act, or COPPA, regulates the collection, use and disclosure of personal information from children under 13 years of age. The FTC has taken action against other gaming companies relating to children’s’ privacy, for example, Epic Games, the maker of the popular game Fortnite, agreed to pay a $275 million fine for alleged violations of COPPA as well as take other corrective actions. In January 2025, the FTC announced a major enforcement action against a game developer for the sale of loot boxes to children and teens without verifiable parental consent. The complaint was settled with the developer having to, among other things, agree to enter into a ten-year compliance monitoring program and pay a fine of $20 million. If COPPA were to apply to us in a manner other than we have assessed or prepared for, our actual or alleged failure to comply with COPPA may increase our costs, subject us to expensive and distracting lawsuits or government investigations, could result in substantial fines or civil damages and could cause us to temporarily or permanently discontinue certain games or certain features and functions in games.

Laws around children’s privacy and online safety continue to evolve globally. For example, in the US, there have been federal proposals for new bills such as the Children and Teens’ Online Privacy Protection Act (COPPA 2.0) and the Kids Online Safety Act (KOSA). At the state level, states have enacted their own laws and codes such as California’s Age-Appropriate Design Code Act. In Australia, the Online Safety Act 2021 supplemented by several industry codes, which take effect in March 2026, requires service providers to implement additional controls to prevent minor access to harmful material, including ‘simulated gambling’ content. Furthermore, the Online Safety Amendment (Social Media Minimum Age) Act 2024 introduced a minimum age of 16 for social media access, and the scope of any exemptions (including for online gaming and streaming platforms) remains subject to ongoing regulatory review and interpretation. Regulators in the European Union, the United Kingdom (under the Online Safety Act 2023), and various U.S. states are increasingly mandating age assurance mechanisms. These requirements are shifting away from simple self-declaration (age-gating) toward more technical verification methods. For example, the United Kingdom enacted the “Age Appropriate Design Code” (commonly referred to as the “Children’s Code”), a statutory code of practice that requires online services, including games that are likely to be accessed by children under 18, to put the best interests of the child’s privacy first in the design, development and data-related behavior of the game. Several states in the U.S., including Texas, Utah, Louisiana, and California, have enacted app store accountability laws and similar age-verification statutes, many of which take effect in 2026 and require developers and store providers to verify the age of users and obtain verifiable parental consent before minors can access certain apps or complete in in-app purchases. These laws may apply not only to app stores but also to direct-to-consumer platforms. It is possible that other countries within and outside the European Union will follow with their own codes or guidance documents relating to processing personal information from children or in relation to online harms; currently, other countries are considering or have issued drafts of similar codes, including: Denmark, Switzerland and multiple U.S. Federal and State bills such as COPPA 2.0 and KOSA. These may result in substantial costs and may necessitate changes to our business practices which may compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations. We cannot predict the scope and enforcement of age assurance requirements, and these regimes may be subject to conflicting interpretations, evolving guidance, and legal challenges. If we are unable to implement required changes in a timely manner, or if platforms apply these standards in a manner that adversely affects our games, we could face reduced revenue or suspension or removal of our games or related services in certain jurisdictions. Any of these outcomes could materially and adversely affect our business, results of operations, and financial condition.

In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our players that is necessary for compliance with these various types of regulations. Changes in applicable laws or in platform rules, conduct or technical requirements relating to data privacy, data protection and security could require us to modify our business practices, game design, features or privacy policy, increase our costs, and adversely affect our ability to operate and expand internationally. Any failure or perceived failure to comply with these platform-dictated rules, conduct or technical features may result in platform-led investigations or enforcement actions, or temporary or permanent suspension of our business activities with these platforms, cause our players to lose trust in us, and otherwise compromise our growth strategy, adversely affect our ability to attract, monetize or retain players, and otherwise adversely affect our business, reputation, legal exposures, financial condition and results of operations.

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

We license certain intellectual property rights from third parties, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. For example, we license intellectual property rights related to our Caesars Slots and World Series of Poker games from CIE and NSUS Group Inc., respectively, Combined revenues derived from these games accounted for 9.7% and 11.6% of our revenues in each of the years ended December, 2025 and 2024, respectively. In 2024, we entered into a license agreement with IGT for slot content for use in our slot-themed games. In addition, our SuperPlay studio entered into a licensed collaboration with Disney, pursuant to which it launched our Disney Solitaire game, based on Disney intellectual property, in April 2025. We may license additional intellectual property in the future which may be material to our business. Even if games based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing licenses or not to license additional intellectual property rights to us and instead license to our competitors or develop and publish its own games or other applications, competing with us in the marketplace. Many of these licensors already develop games for other platforms and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

NSUS Group has granted us an exclusive, worldwide and royalty-bearing license to certain intellectual property associated with World Series of Poker through September 23, 2031, and CIE granted us an exclusive, worldwide and royalty-bearing sublicense to certain trademarks and domain names associated with Caesars Slots through December 31, 2026. The trademarks and domain names associated with Caesars Slots were licensed to CIE from Caesars Entertainment Operating Company, Inc., or CEOC, and certain of its affiliates. These licenses permit the development, design, manufacture, offering for sale, advertising, promotion, distribution, sale, and use of Caesars Slots and World Series of Poker games for social gaming. The Caesars Slots license includes non-competition provisions that prevent us from entering into marketing arrangements with other casino companies. Increased competition for licenses may lead to larger guarantees, advances and royalties that we must pay to our licensors when the terms of such licenses expire, which could significantly increase our cost of revenue and cash usage. We may choose not to renew these licenses or we may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses could impair our ability to introduce new games or to continue to offer our current games, which would materially harm our business, results of operations and financial condition. If we breach our obligations under existing or future licenses, we may be required to pay damages and our licensors might have the right to terminate the license or change an exclusive license to a non-exclusive license. Termination by a licensor would cause us to lose valuable rights and could inhibit our ability to commercialize future games, which would harm our business, results of operations and financial condition. In addition, certain intellectual property rights may be licensed to us on a non-exclusive basis. The owners of non-exclusively licensed intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property rights that have not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property rights or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

The market price of our common stock has been volatile since our initial public offering in January 2021, with a low of $3.31 and high of $36.06. The market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

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

In addition, in the past, stockholders have instituted securities class action litigation following periods of market volatility. For example, on November 23, 2021, the Company, its directors and certain of its officers were named in a putative class action lawsuit filed in the United States District Court for the Eastern District of New York (Bar-Asher v. Playtika Holding Corp. et al.). The complaint alleged violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. Although this case was ultimately dismissed, any securities class action litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition and reputation. These factors may materially and adversely affect the market price of our common stock.

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

On January 24, 2022, we and our largest shareholder, Playtika Holding UK, announced that Playtika Holding UK had decided to explore options for a potential sale of a portion of the shares of our common stock held by Playtika Holding UK, which may include by means of private placements, public offerings or other transactions. The determination by Playtika Holding UK to conduct any such potential transactions, and the timing thereof, are uncertain and may depend on, among various factors, the price and terms of any such potential transactions, general market and economic conditions and the outcome of any negotiations among the applicable parties. There can be no assurance that any potential transactions will lead to any transactions being agreed or consummated by Playtika Holding UK, and it is possible that the consummation of any such possible transactions could negatively affect the price of our common stock.

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

In addition, the sale of our common stock on the open market by our majority stockholder or other significant stockholder may have in the past and may in the future adversely affect our share price. For example, Playtika Holding UK sold over 2,500,000 shares of our common stock in a series of transactions in November and December 2024.

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

We recently announced that we would be suspending our quarterly dividend in order to preserve flexibility and direct capital to the highest return uses. Our ability to pay dividends is limited to our assets legally available for distribution, and may be adversely affected upon the occurrence of any of the risks described herein. Furthermore, our payment of dividends is also subject to compliance with restrictions contained in our current and future debt arrangements, and any preferred stock we may issue in the future. Any future dividends, and the amounts of such dividends, will be paid only at the discretion of our board of directors and will depend upon our earnings, our financial condition, availability of cash, and such other factors as our board of directors may deem relevant from time to time.

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
•cybersecurity awareness, including annual mandatory training for all employees and contractors in addition to monthly phishing simulations and the use of designated security champions throughout the Company’s departments;

•a cybersecurity incident response plan and Security Operations Center (SOC) to respond to cybersecurity incidents;
•insurance coverage for cybersecurity matters; and
•a comprehensive third-party risk management process for service providers which requires critical vendors to provide security certifications such as SOC 2 Type II and includes continuous monitoring of vendor security postures and annual security audits to ensure ongoing compliance with our standards.

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

Our Chief Information Security Officer (CISO) periodically reports to the Board and leads the Company’s overall cybersecurity function. The Audit Committee receives regular reports from our CISO on our cybersecurity risks, including briefings on our cyber risk management program and any cybersecurity incidents. Board members also receive periodic presentations on cybersecurity topics from our CISO or our Chief Technology Officer (CTO).

Our CISO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers, and alerts and reports produced by security tools deployed in the IT environment.

Our CISO oversees our internal cybersecurity personnel and external cybersecurity service providers. Our CISO has over twenty years of experience in managing and leading IT and cybersecurity teams, including approximately ten years in senior security leadership roles at a global fintech company prior to joining the Company. Our CISO reports directly to our CTO who has over twenty years of experience in technology and IT including roles at large global companies.

ITEM 2.     PROPERTIES

We lease facilities in 10 locations throughout the world, including locations in Israel, the United States, Austria, Finland, Germany, Netherlands, Poland, Romania, Ukraine, and the United Kingdom. We believe our existing facilities are sufficient for our current needs. We may add new facilities and expand our existing facilities as we add employees and expand into new locations. We believe suitable additional space will be available as needed to accommodate our needs.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. In addition, we may receive notifications alleging infringement of patent or other intellectual property rights.

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss was held on November 21, 2023. On January 18, 2024, the court denied Playtika Holding UK II Limited’s motion to dismiss in an oral ruling. The court issued a written opinion on May 3, 2024 granting the motion to dismiss the claims against the Company’s officers. The plaintiffs and the remaining defendant agreed to a settlement agreement and submitted the settlement agreement to the Court for approval on October 8, 2025. The Court approved the settlement agreement on January 21, 2026. The terms of the settlement do not involve any financial obligation of the Company and are not expected to have any financial impact to the Company’s financial statements as a whole.

On November 13, 2023, plaintiff Gina Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. The plaintiff filed an amended complaint on August 28, 2025. The Company removed the case to federal court on September 29, 2025. In response to a joint motion of the parties, on January 28, 2026, the court entered an order compelling arbitration of plaintiff’s claims. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s social casino-themed games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The court ordered arbitration and stayed the case on August 20, 2025. The parties held a preliminary arbitration conference call on December 5, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On June 6, 2025, plaintiff Stuart Mills filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., on behalf of all Alabama-based players of the Company’s games in the Circuit Court of Franklin County, Alabama. The suit, like the suit brought by Gayla Hamilton Mills, alleges that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. The suit was filed by the same counsel who represent Gayla Hamilton Mills. The Company removed the case to the U.S. District Court for the Northern District of Alabama on July 11, 2025. Plaintiff’s motion to remand to state court was filed on August 11, 2025. The court denied the motion to remand and compelled the parties to arbitration on January 20, 2026. Plaintiff filed a petition seeking permission for interlocutory review by the Eleventh Circuit U.S. Court of Appeals of the denial of his motion to remand on January 30, 2026. The Company filed its response to the petition on February 9, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit seeks to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief to which plaintiff is entitled to. The Company filed a motion to compel arbitration on July 11, 2025. Plaintiff filed an opposition to the renewed motion on July 25, 2025 and the Company filed its reply on August 8, 2025. The motion remains pending. In addition, on November 21, 2025, the court on its own initiative ordered both parties to submit briefs addressing whether plaintiff possesses Article III (constitutional) standing for purposes of jurisdiction in federal court. The parties submitted simultaneous briefs on December 22, 2025, in response to that order. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On October 27, 2025, plaintiff Andrew Wright filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of Utah, alleging that the Company’s social casino-themed games are unlawful gambling under Utah law. The lawsuit seeks to recover twice the amount of economic losses suffered by Utah residents to the Company in connection with its social casino-themed games plus interest and attorneys’ fees. The Company filed a motion to compel arbitration on February 17, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On October 29, 2025, plaintiff William Barbarino filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of New Jersey, alleging that the Company’s social casino-themed games are unlawful gambling under federal and New Jersey law. The lawsuit seeks to recover up to three times the amount of economic losses suffered by New Jersey residents to the Company in connection with its social casino-themed games plus interest, attorneys’ fees and other relief the plaintiff and the putative class may be entitled to. The parties filed a joint stipulation and proposed order submitting the claims to arbitration, staying the case and preserving the parties’ positions on January 27, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On June 24, 2025, we received a letter from the Attorney General of the State of Washington alleging that our social casino-themed and bingo-themed games violate state gambling and consumer protection laws, and requesting that we pay certain monetary penalties and prevent those games from being available to play in the state in the future. The Attorney General initiated a lawsuit in King County Superior Court in the State of Washington on February 3, 2026, against the Company and several of its subsidiaries asserting those same allegations. The Attorney General is seeking injunctive and declaratory relief, recovery of monies spent by Washington players in the games, civil statutory penalties, costs and fees, and other relief. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On July 8, 2025, the Company received pre-arbitration notices from another law firm purporting to represent 3,860 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s social casino-themed games violate state laws against gambling and that the games use false, deceptive and misleading practices. The notice demands the payment of the greater of $5,000 or the actual amount of in-game losses for the claimants, plus punitive and other damages and attorneys’ fees as well as the cessation of the alleged unlawful conduct. On August 5, 2025, we were notified that the law firm was continuing to solicit claimants and that they now represented 4,688 claimants. On November 4, 2025, the law firm filed arbitration demands on behalf of 1,642 claimants. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On February 10, 2026, the Company received pre-arbitration notices from another law firm purporting to represent 3,061 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games violate state laws against gambling, that the games use unfair and deceptive practices and that the Company has been unjustly enriched. The notice demands the full restitution of all amounts expended by the claimants, restitution and disgorgement, interest, and other damages and attorneys’ fees. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On December 8, 2025, Toni Morrow filed a putative class action complaint in the United States District Court for the Western District of Washington against SuperPlay Ltd., relating to the game Dice Dreams. The complaint alleges, among other things, that the game constitutes unlawful gambling under Washington law and includes unfair and deceptive practices in connection with in-game purchase offers and purported “sales”, and seeks, inter alia, injunctive relief and restitution. The matter is in its preliminary stages. Accordingly, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On December 10, 2025, Maor Ben Shoshan filed a Motion for Certification of a class action lawsuit in the District Court in Central Lod, Israel, against Playtika Group Israel Ltd. (“PGI”), alleging misleading price presentation in connection with in-app purchases offered to Israeli users in U.S. dollars in several Playtika games, including Slotomania, House of Fun, Caesars Slots, and others, resulting in higher final charges due to undisclosed foreign currency conversion rates and related fees. The lawsuit seeks NIS 18,357 in personal damages to the petitioner and approximately NIS 28 million in damages to the tentative class or approximately USD $8.8 million, using the exchange rate of NIS 3.19: USD $1.00, which was the exchange rate in effect on December 31, 2025. A pre-trial hearing on the motion is scheduled for September 9, 2026, and PGI is required to submit its response to the motion within 90 days. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On January 5, 2026, Daniela Beninati filed a putative class action in the Federal Court of Australia (Victoria Registry) against the Company, alleging that certain of our social casino-themed games constitute unlawful interactive gambling services under the Australian Interactive Gambling Act 2001 (Cth), and that the Company engaged in misleading or deceptive conduct and unconscionable conduct in violation of the Australian Consumer Law in connection with the marketing and monetization of such games. The complaint seeks, inter alia, declaratory and injunctive relief, restitution of amounts paid for in-game virtual currency by Australian-based users, damages, interest and costs. The matter is in its preliminary stages. Accordingly, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On March 26, 2024, the Tel Aviv 3 Tax Office (the “ITA”) issued an assessment order (the “2017 Assessment Order”) to Playtika Ltd. for tax year 2017 alleging that Playtika Ltd. should have applied a higher tax rate to certain income and denying certain tax credits. The 2017 Assessment Order claimed that, as of March 26, 2024, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax year 2017 in the amount of approximately NIS 72.9 million. On April 14, 2024, Playtika Ltd. filed a notice of appeal in the Tel Aviv District Court challenging the 2017 Assessment Order. On May 15, 2024, the ITA filed its statement of assessment grounds, and on December 1, 2024, Playtika Ltd. filed its statement of appeal grounds. On June 12, 2025, the ITA issued an assessment order (the “2018 Assessment Order”) for tax year 2018 in which it repeated similar arguments to those raised in the 2017 Assessment Order and also disallowed certain aircraft-related business expenses. The 2018 Assessment Order claimed that, as of June 12, 2025, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax year 2018 in the amount of approximately NIS 85.8 million. On June 26, 2025, Playtika Ltd. filed a notice of appeal and a case was opened in the Tel Aviv District Court. On July 14, 2025, the ITA filed its statement of assessment grounds, and on September 29, 2025, Playtika Ltd. filed its statement of appeal grounds. On December 14, 2025, the cases relating to the 2017 Assessment Order and 2018 Assessment Order were consolidated and a preliminary hearing occurred. At the preliminary hearing, the Court determined that, in light of the expected imminent issuance of assessment orders for additional years, the deadlines for filing affidavits and the evidentiary hearing date for witness examinations would be set after the arguments are filed in connection with the additional assessment orders for tax years 2019-2021. In this hearing, the ITA informed the Court that it was rescinding its claims disallowing the aircraft-related business expenses. On December 11, 2025, the ITA issued an assessment order (the “2019-2021 Assessment Order”) to Playtika Ltd. for tax years 2019-2021. In that order, the ITA repeated similar arguments to those raised in the 2017 Assessment Order and the 2018 Assessment Order and also denied foreign tax credits in the amount of approximately NIS 19 million for tax years 2019-2021. In addition, in the 2019-2021 Assessment Order, the ITA alleged that the interest rate set for intercompany loans Playtika Ltd. provided should have been higher under transfer pricing principles. The ITA also claimed a “secondary adjustment” in the form of interest on a deemed debt balance in favor of Playtika Ltd., due to the additional deemed income owed to Playtika Ltd. per the ITA’s claims. The 2019-2021 Assessment Order claimed that, as of December 11, 2025, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax years 2019-2021 in the amount of approximately NIS 312.9 million. On December 31, 2025, Playtika Ltd. filed a notice of appeal regarding the 2019-2021 Assessment Order and a case was opened in the Tel Aviv District Court. On January 28, 2026, the ITA filed its statement of assessment grounds. Playtika Ltd.’s current deadline for filing its appeal arguments is March 1, 2026 (subject to extensions). The total amount of the assessments under the 2017 Assessment Order, the 2018 Assessment Order and the 2019-2021 Assessment Order was approximately USD $148 million as of the respective dates of the assessment orders, using the exchange rate of NIS 3.19: USD $1.00, which was the exchange rate in effect on December 31, 2025. This amount remains subject to continued accrual interest and linkage of the Israeli CPI until paid. The Company intends to pursue this case vigorously. See Note 22, Income Taxes, to our audited consolidated financial statements for additional information.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol PLTK.

As of February 23, 2026, there were approximately 8 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of stockholders because a substantial number of beneficial owners of our common stock hold their shares in street name.

Dividends

The Company paid cash dividends of $0.10 per share of our outstanding common stock payable on April 4, July 7, and October 10, 2025, and January 9, 2026 to stockholders of record as of the close of business on March 21, June 23, September 26, and December 26, 2025, respectively.

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

A summary of our common stock repurchases during the quarter ended December 31, 2025, are as follows:

Period	(a) Total number of shares purchased (in thousands)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (in thousands)	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1 through October 31, 2025	456	$3.64	456	$131,417
November 1 through November 30, 2025	376	$3.96	376	129,922
December 1 through December 31, 2025	219	$4.23	219	128,995
Total	1,051		1,051	$128,995

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the NASDAQ Composite Index for the period between January 14, 2021 and December 31, 2025. The graph assumes that $100 was invested in our common stock at the close of market on January 14, 2021 and that any dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

•Acquisitions of games and new technology. We have grown and will continue to evaluate opportunities to further expand our business by acquiring games and game studios that have broad appeal and potential for scalable leadership in our core genres, enhance our growth profile, or that we believe can benefit from our live operations services, our design experience, and our scale. When we acquire games and studios, we focus on providing existing audiences with proven content and applying live operations to create a better game experience for users.

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

We distribute our games to the end customer through various web and mobile platforms, such as Apple, Google and other web and mobile platforms plus our own Direct-to-Consumer platforms. Through these platforms, users can download our free-to-play games and can purchase virtual items to enhance their game-playing experience. Players can purchase virtual items through various widely accepted payment methods offered in the games. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations and cannot be redeemed for cash nor exchanged for anything other than virtual items within our games.

Our games are played on various third-party platforms that allow customers to choose to make purchases through our Direct-to-Consumer platform or through the third-party platform. If paid through the third-part platform, the platform providers collect proceeds from our customers and pay us an amount after deducting platform fees. For purchases made through both the third-party and Direct-to-Consumer platforms, we are primarily responsible for fulfilling the virtual items, have the control over the content and functionality of games and have the discretion to establish the virtual items’ prices. Therefore, we are the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within cost of revenue.
Cost of revenue

Cost of revenue includes payment processing fees, customer support, hosting fees, royalties and depreciation and amortization expenses associated with assets directly involved in the generation of revenues, including servers and internal use software. Payment processing fees and other related expenses for in-app purchases made through our Direct-to-Consumer platforms are typically 3-4%. If our players choose to pay through a third-party platform, platform providers (such as Apple and Google) charge a transactional payment processing fee of 30% to accept payments from our players for such purchases. We generally expect cost of revenue to fluctuate proportionately with revenues.

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

Impairment charges

Impairment charges in 2025 reflect impairment of internal use software and an operating lease right-of-use asset, as well as the impairment of a certain investment in unconsolidated affiliate based upon poor performance of that investment leading to significant uncertainty regard its future viability.

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

We measure the performance of our business by using several key financial metrics, including revenue and operating income, and operating metrics, including Daily Active Users, Average Revenue per Daily Active User, Monthly Active Users, Daily Paying Users, and Average Daily Payer Conversion. These operating metrics help our management to understand and measure the engagement levels of our players, the size of our audience and our reach. See “Glossary of Terms” for additional information of these measures.

	Year ended December 31,
(in millions, except percentages, Average DPUs, and ARPDAU)	2025	2024	2023
Revenues	$2,755.4	$2,549.3	$2,567.0
Total cost and expenses	$2,760.5	$2,157.7	$2,065.4
Operating income (loss)	$(5.1)	$391.6	$501.6
Net income (loss)	$(206.4)	$162.2	$235.0
Adjusted EBITDA	$753.2	$757.7	$832.2

Non-financial performance metrics
Average DAUs	8.5	8.1	8.7
Average DPUs (in thousands)	370	312	310
Average Daily Payer Conversion	4.4%	3.8%	3.6%
ARPDAU	$0.89	$0.86	$0.81
Average MAUs	28.3	29.0	29.4

Comparison of the year ended December 31, 2025 versus the year ended December 31, 2024

	Year ended December 31,
(in millions)	2025	2024
Revenues earned through third-party platforms	$1,940.9	$1,855.1
Revenues earned through Direct-to-Consumer platforms	814.5	694.2
Revenues	$2,755.4	$2,549.3

Cost of revenue	$758.5	$692.1
Research and development expenses	426.7	403.0
Sales and marketing expenses	949.8	705.0
General and administrative expenses	619.1	288.7
Impairment charges	6.4	68.9
Total costs and expenses	$2,760.5	$2,157.7

Revenues

Revenues for the year ended December 31, 2025 increased by $206.1 million when compared with 2024, primarily due to a full year of revenues from our 2024 acquisition of SuperPlay Ltd and growth in several casual games. The increases were partially offset primarily by a decline in Slotomania.

Cost of revenue

Cost of revenue for the year ended December 31, 2025 increased by $66.4 million when compared with 2024. The increase was primarily driven by a $20.5 million increase in platform fees due to higher revenues, partially offset by lower fees paid through Direct-to-Consumer platform increased sales, a $26.8 million increase in depreciation and amortization related to a full year of expense for SuperPlay, and an $18.0 million increase in royalty expense related to SuperPlay.

Research and development expenses

Research and development expenses for the year ended December 31, 2025 increased by $23.7 million when compared with the year ended December 31, 2024. Research and development expenses primarily increased due to a full year of expenses for our 2024 acquisition of SuperPlay including compensation and associated costs, outsourced services and server hosting costs, offset by decreases in compensation and associated costs due to workforce reduction and in stock-based compensation as awards became fully vested.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2025 increased by $244.8 million when compared with the year ended December 31, 2024. The increase was primarily due to a net increase in media expenses of approximately $197.0 million relating to our 2024 acquisition of SuperPlay, offset by decreases in other gaming titles. Depreciation and amortization expense also increased approximately $39.4 million primarily related to a full year of expense for our 2024 acquisition of SuperPlay.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025 increased by $330.4 million when compared with the year ended December 31, 2024. The increase is primarily due to a net adjustment $398.6 million to contingent consideration related to the SuperPlay and InnPlay Labs acquisitions. The increase was offset by a decrease of approximately $74.5 million in appreciation and retention expense related to the conclusion of the Retention Plan and a decrease in transaction related professional fees primarily related to the SuperPlay acquisition.

Impairment charges

During the year ended December 31, 2025, we recorded impairment charges of $6.4 million related to certain equity investments due to poor performance leading to significant uncertainty regarding their future viability, impairment of internal use software and impairment of an operating lease right-of-use asset.

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

Other Factors Affecting Net Income

	Year ended December 31,
(in millions)	2025	2024	2023
Interest expense	$143.3	$155.2	$154.2
Interest income	(25.3)	(56.1)	(43.9)
Foreign currency exchange, net	49.5	11.6	(1.3)
Other	0.3	0.4	0.5
Taxes on income	33.5	118.3	157.1

Interest expense

Interest expense in 2025, 2024 and 2023 is primarily related to amounts borrowed under the Credit Facilities and senior notes.

The decrease in interest expense in 2025 when compared with 2024 is primarily related to lower variable rate debt balance and lower average interest rates paid on that balance. The increase in interest expense in 2024 when compared to 2023 is primarily due to slightly higher average interest rates.

Interest income

Interest income in 2025, 2024 and 2023 is primarily related to interest earned on cash, cash equivalents and short-term investments.

The decrease in interest income for 2025 when compared to 2024 is driven primarily by lower average balances held in interest bearing cash, cash equivalents and short-term investments throughout 2025, primarily reflecting the use of cash in the SuperPlay acquisition. The increase in interest income for 2024 when compared to 2023 is primarily due to higher interest rates, more active investments of excess cash in income-bearing investments, and from interest earned on excess taxes paid in Israel in prior years.

Taxes on income

The provision for income tax was $33.5 million for the year ended December 31, 2025 and the effective income tax rate was (19.3)%. The difference between the effective income tax rate and the U.S. statutory tax rate is primarily due to adverse impacts of certain items including changes in valuation of Contingent Consideration and GILTI inclusion. The full rate reconciliation is available in Note 22, Income Taxes.

The provision for income tax was $118.3 million for the year ended December 31, 2024 and the effective income tax rate was 42.2%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to adverse impacts of certain items including tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, GILTI inclusion, and valuation allowances. These adverse impacts are partially offset by the favorable impact of the Israeli Preferred Technology Enterprise regime. The full rate reconciliation is available in Note 22, Income Taxes.

The provision for income tax was $157.1 million for the year ended December 31, 2023, and the effective income tax rate was 40.1%. The difference between the effective income tax rate and the U.S. statutory tax rate was primarily due to adverse impacts of certain items such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, unrecognized tax benefits, and GILTI inclusion. These adverse impacts are partially offset by the recurring favorable impact of the Israeli Preferred Technology Enterprises regime. The full rate reconciliation is available in Note 22, Income Taxes.

Net income

Upon aggregating the components of our results of operations above, net income for the year ended December 31, 2025 decreased by $368.6 million when compared with 2024. Net income for the year ended December 31, 2024 decreased by $72.8 million when compared to 2023.

Reconciliation of Net income (loss) to Adjusted EBITDA

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

	Year ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	$(206.4)	$162.2	$235.0
Provision for income taxes	33.5	118.3	157.1
Interest and other, net	167.8	111.1	109.5
Depreciation and amortization	234.8	165.7	158.0
EBITDA	229.7	557.3	659.6
Stock-based compensation(1)	82.5	99.2	110.0
Impairment charges	6.4	68.9	51.3
Changes in estimated value of contingent consideration	398.8	(9.8)	1.4
Acquisition and related expenses(2)	25.0	19.7	6.5
Other items(3)	10.8	22.4	3.4
Adjusted EBITDA	$753.2	$757.7	$832.2
Net income margin	(7.5)%	6.4%	9.2%
Adjusted EBITDA margin	27.3%	29.7%	32.4%
__________

(1)    Reflects stock-based compensation expense related to the issuance of equity awards to our employees and Directors.
(2)    Includes costs incurred to evaluate and pursue acquisition activities as well as costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    Amounts for the year ended December 31, 2025 consists of $9.8 million and $2.0 million incurred by the Company related to restructuring activities and severance, respectively, and $1.1 million of reimbursement of a tax assessment paid under protest in 2023. The amount for the year ended December 31, 2024 consists primarily of $14.5 million and $6.9 million incurred by the Company related to severance and restructuring activities, respectively. The amount for the year ended December 31, 2023 consists primarily of $1.8 million incurred by the Company for severance and $1.0 million for a tax assessment paid under protest.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term highly liquid investments, and borrowings under our Credit Facility and Revolver. Our cash and cash equivalents and short-term investments totaled $820.2 million and $565.8 million at December 31, 2025 and December 31, 2024, respectively. On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement which, among other things, decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million. On February 16, 2026, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement which, among other things, extended the maturity of the Revolving Credit Facility to March 6, 2027.

As of December 31, 2025 and 2024, we had $550 million and $600 million, respectively, in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations, dividends to shareholders and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of our existing credit facilities or additional debt issuances.

Our restricted cash totaled $1.5 million and $1.9 million at December 31, 2025 and December 31, 2024, respectively. Restricted cash primarily consists of deposits to secure obligations under our operating lease agreements and to secure company-issued credit cards. The classification of restricted cash as current and long-term is dependent upon the intended use of each particular reserve.

In 2024 and 2025, our Board of Directors elected to declare quarterly cash dividends of $0.10 per share of the Company’s outstanding common stock. We will maintain a focus on financial discipline through a balanced approach of evaluation of M&A opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations. The Board will continue to evaluate the economic environment, our cash needs, optimal uses of cash, and other applicable factors, and may elect to make changes to the payment of dividends (if any) in future periods.

Our ability to fund our operations, pay our debt obligations and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets could impact our ability to secure additional funds through financing activities. We believe that our cash and cash equivalents balance, short-term investments, restricted cash, and cash flows from operations will be sufficient to meet our normal operating requirements during the next 12 months and the foreseeable future and to fund capital expenditures.

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Year ended December 31,
	2025	2024	2023
Net cash flows provided by operating activities	$567.7	$490.1	$515.6
Net cash flows used in investing activities	(221.7)	(782.1)	(240.2)
Net cash flows used in financing activities	(230.0)	(167.1)	(18.2)
Effect of foreign exchange rate changes on cash and cash equivalents	2.0	(4.9)	4.1
Net change in cash, cash equivalents and restricted cash	$118.0	$(464.0)	$261.3

Operating activities

Net cash flows provided by operating activities for the year ended December 31, 2025 increased $77.6 million when compared with the year ended December 31, 2024. Net cash flows provided by operating activities for the year ended December 31, 2024 decreased $25.5 million when compared with the year ended December 31, 2023.

Net cash flow provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization and stock-based compensation, and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses during the first quarter and other normal timing differences.

Investing activities

Net cash flows used in investing activities for the year ended December 31, 2025 decreased $560.4 million when compared to the year ended December 31, 2024 mainly due to $686.9 million of consideration paid (net of cash acquired) for the 2024 acquisition of SuperPlay Ltd offset by an additional $79.6 million paid for short-term investments in 2025.

Net cash flows used in investing activities for the year ended December 31, 2024 increased $541.9 million when compared to the year ended December 31, 2023, mainly due to $686.9 million of consideration paid (net of cash acquired) for the 2024 acquisitions of SuperPlay Ltd offset by $159.6 million for the 2023 acquisitions of InnPlay Labs, and Youda Games.

Financing activities

Net cash flows used in financing activities for the year ended December 31, 2025, was $230.0 million primarily related to dividends paid, earnout payments related to acquisitions, the repurchase of shares and repayments on bank borrowings. Net cash flows used in financing activities of $167.1 million for the year ended December 31, 2024 primarily related to dividends paid, earnout payments related to acquisitions, and repayments on bank borrowings. Net cash flows used in financing activities of $18.2 million for the year ended December 31, 2023, primarily related to repayments on bank borrowings.

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

On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement defined in Note 13, Debt, which, among other things, (a) amended the Pricing Grid (as defined in the Credit Agreement) for the Company’s revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”), and (b) decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million. The Fourth Amendment was also intended to extend the maturity of the Revolving Credit Facility to September 11, 2027, subject to the Credit Agreement being filed and registered with the National Development and Reform Commission of the People’s Republic of China (the “NDRC”) unless the NDRC states in writing that such registration is not required. This filing requirement with the NDRC is required of the Company’s controlling shareholder due to the fact that the controlling shareholder is controlled by a citizen of the People’s Republic of China. On December 9, 2025, the Company’s controlling shareholder elected to withdraw its filing of the Credit Agreement with the NDRC and, as a result, the maturity of the Revolving Credit Facility was not extended under the Fourth Amendment. On February 16, 2026, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement which, among other things, extended the maturity of the Revolving Credit Facility to March 6, 2027.

Also on March 11, 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (the “Notes”). The Notes mature on March 15, 2029. Interest on the Notes will accrue at a rate of 4.250% per annum. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.

Significant terms of the Credit Facilities, the New Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 13, Debt, to the financial statements included elsewhere in this filing.

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

Business combinations and related fair value measurements

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

Revenue recognition

We primarily derive revenues from the sale of virtual items associated with online games. We distribute our games to the end customer through various web and mobile platforms such as Apple, Google, and other web and mobile platforms. Through these platforms, users can download our free-to-play games and can purchase virtual currency which is redeemed in the game for virtual goods, or players can purchase virtual goods directly (collectively referred to as virtual items) to enhance their game-playing experience.

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

Foreign currency hedge agreements

We use foreign currency derivative contracts to reduce our exposure to fluctuating exchange rates between the United States dollar (as our functional currency) and certain expense lines denominated in Euros (“EUR”), Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). Our derivative contracts are designated as cash flow hedges under ASC 815. We monitor the effectiveness of our hedges on a quarterly basis, both qualitatively and quantitatively, and expect these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 15, Derivative Instruments, to the financial statements included elsewhere in this filing for additional discussion.

The fair value of derivative financial instruments is recognized as an asset or liability at each balance sheet date, with changes in fair value recorded in other comprehensive income on the consolidated statements of comprehensive income until the future underlying transactions occur. The fair value approximates the amount we would pay or receive if these contracts were settled at the respective valuation dates. The inputs used to measure the fair value of our interest rate swap agreements and foreign currency derivative contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820, Fair Value Measurement (“ASC 820”). See Note 16, Fair Value Measurements, for additional discussion.

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

We had borrowings outstanding under our Term Loan with book values of $1,793.2 million and $1,805.4 million at December 31, 2025 and December 31, 2024, respectively, which were subject to a weighted average interest rate of 6.879% and 8.030% for the years ended December 31, 2025 and 2024, respectively. There were no borrowings against our Revolving Credit Facility at December 31, 2025 or December 31, 2024. The Notes bear interest at a fixed rate of 4.250% per annum and accordingly do not vary with prevailing interest rates.

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan would have increased or decreased our interest expense by $8.1 million and $8.3 million for the years ended December 31, 2025 and 2024, respectively, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our senior notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our senior notes by $15.7 million for the year ended December 31, 2025.

A hypothetical 100 basis point decrease in interest rates would have increased the fair value of our senior notes by $15.6 million for the years ended December 31, 2025.

Investment risk

We had cash and cash equivalents including restricted cash totaling $685.7 million and $567.7 million as of December 31, 2025 and December 31, 2024, respectively, and short-term investments of $136.0 million as of December 31, 2025. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments.

Foreign currency risk

Our functional currency is the U.S. Dollar and most of our revenues are denominated in U.S. Dollars. However, we have foreign currency risks related to a significant portion of our operating expenses, consisting of headcount related expenses as well as certain other operating expenses, denominated in currencies other than the U.S. Dollar, primarily the EUR, ILS, PLN and RON. Accordingly, changes in exchange rates in the future may negatively affect our future revenues and other operating results as expressed in U.S. Dollars. Our foreign currency risk is partially mitigated as our revenues recognized in currencies other than the U.S. Dollar is diversified across geographic regions and we incur expenses in the same currencies in these regions.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded.

As of December 31, 2025, we had entered into derivative contracts to purchase certain foreign currencies at future dates. The approximate amount of hedges was equal to $206.6 million, and all contracts are expected to mature during the upcoming 12 months.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PLAYTIKA HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
PLAYTIKA HOLDING CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Playtika Holding Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Description of the Matter	Valuation of Contingent consideration

As described in Notes 2 and 16 of the consolidated financial statements, in November 2024, the Company completed the acquisition of 100% of the issued and outstanding share capital of SuperPlay Ltd. (“SuperPlay”), for which the purchase consideration included a liability classified contingent consideration. The Company determined the fair value of the long-term contingent consideration liability to be $280 million as of December 31, 2025. Changes in the fair value of the long-term contingent consideration are recorded as income or expense in the Company’s consolidated statements of comprehensive income.

Auditing management's estimations of the fair value of the long-term contingent consideration was complex due to the significant assumptions and judgment required by management in determining the fair value of the long-term contingent consideration. The Company used the Monte Carlo simulation approach to measure the fair value of the long-term contingent consideration (the "Valuation Model"). The significant assumptions used to estimate the fair value of the long-term contingent consideration included forecasted revenue, revenue volatility rate and discount rates. These significant assumptions are forward- looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of management's controls over its estimation of the fair value of the long-term contingent consideration, and the underlying assumptions used to develop such estimates.

To test the estimated fair value of the long-term contingent consideration, we performed audit procedures that included, among others, evaluating the Company's valuation methodology and prospective financial information and testing the completeness and accuracy of the underlying data supporting the Company's significant assumptions. In addition, we compared the significant assumptions to market and economic trends and historical results . We utilized the assistance of our valuation specialists to evaluate the method used to determine the fair value of the long-term contingent consideration, which included, among others, developing an independent comparative calculation of the Valuation Model. We also performed audit procedures that included assessing the terms of the arrangement, including the conditions that must be met for the long-term contingent consideration to become payable.

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global
We have served as the Company’s auditor since 2016.
Tel-Aviv, Israel
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
PLAYTIKA HOLDING CORP.

Opinion on Internal Control Over Financial Reporting

We have audited Playtika Holding Corp.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Playtika Holding Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes financial statement schedule listed in the Index at item 15(a)(2) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global
Tel-Aviv, Israel
February 26, 2026

CONSOLIDATED BALANCE SHEETS
(In millions, except for per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$684.2	$565.8
Short-term investments	136.0	—
Restricted cash	1.5	1.9
Accounts receivable	161.8	187.6
Prepaid expenses and other current assets	80.4	117.5
Total current assets	1,063.9	872.8
Property and equipment, net	102.9	115.4
Operating lease right-of-use assets	124.2	89.9
Intangible assets other than goodwill, net	425.7	562.2
Goodwill	1,695.7	1,692.3
Deferred tax assets, net	173.2	119.0
Investment in unconsolidated entities	17.5	20.6
Other non-current assets	115.8	167.0
Total assets	$3,718.9	$3,639.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$11.1	$11.6
Accounts payable	80.3	58.6
Contingent consideration	454.0	25.0
Operating lease liabilities	27.5	25.7
Accrued expenses and other current liabilities	395.0	438.0
Total current liabilities	967.9	558.9
Long-term debt	2,378.0	2,388.5
Contingent consideration	280.0	354.6
Operating lease liabilities	115.4	71.4
Deferred tax liabilities	8.2	24.7
Other long-term liabilities	380.8	372.2
Total liabilities	4,130.3	3,770.3
Commitments and contingencies (Note 17)
Stockholders' equity (deficit)
Common stock of US $0.01 par value: 1,600.0 shares authorized; 428.8 and 427.1 shares issued, respectively, and 377.0 and 375.3 shares outstanding, respectively	4.3	4.1
Treasury stock at cost, 51.8 shares	(603.5)	(603.5)
Additional paid-in capital	1,423.1	1,362.7
Accumulated other comprehensive income (loss)	15.9	(0.2)
Accumulated deficit	(1,251.2)	(894.2)
Total stockholders' deficit	(411.4)	(131.1)
Total liabilities and stockholders’ deficit	$3,718.9	$3,639.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)

	Year ended December 31,
	2025	2024	2023
Revenues	$2,755.4	$2,549.3	$2,567.0
Costs and expenses
Cost of revenue	758.5	692.1	718.5
Research and development	426.7	403.0	406.4
Sales and marketing	949.8	705.0	585.7
General and administrative	619.1	288.7	303.5
Impairment charges	6.4	68.9	51.3
Total costs and expenses	2,760.5	2,157.7	2,065.4
Income (loss) from operations	(5.1)	391.6	501.6
Interest and other, net	167.8	111.1	109.5
Income (loss) before income taxes	(172.9)	280.5	392.1
Provision for income taxes	33.5	118.3	157.1
Net income (loss)	(206.4)	162.2	235.0
Other comprehensive income (loss)
Foreign currency translation	23.8	(10.9)	5.6
Change in fair value of derivatives	(7.7)	(9.9)	(2.6)
Total other comprehensive income (loss)	16.1	(20.8)	3.0
Comprehensive income (loss)	$(190.3)	$141.4	$238.0

Net income (loss) per share attributable to common stockholders, basic	$(0.55)	$0.44	$0.64
Net income (loss) per share attributable to common stockholders, diluted	$(0.55)	$0.44	$0.64
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	375.8	371.8	366.3
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	375.8	372.1	366.8
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Share Capital
	Shares Outstanding	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity (deficit)
Balance as of January 1, 2023	363.6	$4.1	$(603.5)	$1,155.8	$17.6	$(1,142.6)	$(568.6)
Net income	—	—	—	—	—	235.0	235.0
Stock-based compensation	—	—	—	113.0	—	—	113.0
Issuance of shares upon vesting of RSUs	6.4	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(3.9)	—	—	(3.9)
Other comprehensive income	—	—	—	—	3.0	—	3.0
Balance as of December 31, 2023	370.0	4.1	(603.5)	1,264.9	20.6	(907.6)	(221.5)
Net income	—	—	—	—	—	162.2	162.2
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(148.8)	(148.8)
Repurchase of common stock	(0.1)	*	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	101.2	—	—	101.2
Issuance of shares upon vesting of RSUs	5.4	*	—	(*)	—	—	—
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(2.6)	—	—	(2.6)
Other comprehensive loss	—	—	—	—	(20.8)	—	(20.8)
Balance as of December 31, 2024	375.3	4.1	(603.5)	1,362.7	(0.2)	(894.2)	(131.1)
Net income (loss)	—	—	—	—	—	(206.4)	(206.4)
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(150.6)	(150.6)
Repurchase of common stock	(4.4)	(0.1)	—	(20.2)	—	—	(20.3)
Stock-based compensation	—	—	—	83.5	—	—	83.5
Issuance of shares upon vesting of RSUs	6.1	0.3	—	(*)	—	—	0.3
Income tax withholding related to vesting of restricted stock units and other	—	—	—	(2.9)	—	—	(2.9)
Other comprehensive income	—	—	—	—	16.1	—	16.1
Balance as of December 31, 2025	377.0	$4.3	$(603.5)	$1,423.1	$15.9	$(1,251.2)	$(411.4)

_________

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(206.4)	$162.2	$235.0
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	46.8	46.5	45.7
Amortization of intangible assets	188.0	119.2	112.3
Impairment charges	6.4	68.9	51.3
Stock-based compensation	82.5	99.2	110.0
Change in deferred taxes, net	(68.0)	(46.5)	(46.6)
Amortization of loan discount	8.1	7.5	7.0
Change in contingent consideration	398.6	(9.8)	1.4
Loss (gain) from foreign currency	7.0	1.1	(2.8)
Non-cash lease expenses (benefit), net	10.6	(1.4)	3.5
Payment of excess acquisition date fair value of contingent consideration	(7.9)	—	—
Other operating activities	(0.4)	—	—
Changes in operating assets and liabilities:
Accounts receivable	28.6	10.1	(25.6)
Prepaid expenses and other current and non-current assets	87.0	10.3	(35.0)
Accounts payable	24.2	(21.3)	(9.3)
Accrued expenses and other current and non-current liabilities	(37.4)	44.1	68.7
Net cash provided by operating activities	567.7	490.1	515.6
Cash flows from investing activities
Purchase of property and equipment	(36.3)	(40.9)	(32.6)
Capitalization of internal use software costs	(28.6)	(31.6)	(37.4)
Purchase of software for internal use	(21.2)	(20.8)	(9.2)
Payments for business combination, net of cash acquired	—	(686.9)	(159.6)
Proceeds from short-term investments	200.6	256.5	—
Purchase of short-term investments	(336.1)	(256.5)	—
Investments in unconsolidated entities	(1.4)	(2.6)	(1.8)
Other investing activities	1.3	0.7	0.4
Net cash used in investing activities	(221.7)	(782.1)	(240.2)
Cash flows from financing activities
Dividends paid	(150.2)	(111.5)	—
Repayments on bank borrowings	(19.0)	(23.8)	(14.3)
Payment of tax withholdings on stock-based payments	(2.9)	(2.6)	(3.9)
Payment for share buyback	(20.3)	(0.8)	—
Payment of contingent consideration	(37.6)	(28.4)	—
Net cash used in financing activities	(230.0)	(167.1)	(18.2)
Effect of exchange rate changes on cash and cash equivalents	2.0	(4.9)	4.1
Net change in cash, cash equivalents and restricted cash	118.0	(464.0)	261.3
Cash, cash equivalents and restricted cash at the beginning of the period	567.7	1,031.7	770.4
Cash, cash equivalents and restricted cash at the end of the period	$685.7	$567.7	$1,031.7

	Year ended December 31,
	2025	2024	2023
Supplemental cash flow disclosures
Cash paid for income taxes	$103.3	$92.6	$169.8
Cash paid for interest	$137.2	$146.6	$146.0
Non-cash financing and investing activities
Right-of-use assets acquired under operating leases	$54.0	$8.8	$14.6
Accrued dividend	$37.7	$37.3	$—
Accrued purchases of property and equipment and intangible assets	$7.6	$11.0	$17.0
Capitalization of stock-based compensation costs	$1.0	$2.0	$3.0
Recognition of contingent consideration liability upon business acquisition	$—	$350.0	$65.4

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, unless specified otherwise)

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and organization

Playtika Holding Corp. (“Playtika”) and its subsidiaries (together with Playtika, the “Company”) is one of the world’s leading developers of mobile games creating fun, innovative experiences that entertain and engage its users. It has built best-in-class live game operations services and a proprietary technology platform to support its portfolio of games which enable it to drive strong user engagement and monetization. The Company’s games are free-to-play, and the Company seeks to provide novel, curated in-game content and offers to its users, at optimal points in their game journeys to drive user engagement and monetization. As of December 31, 2025, the Company has leased facilities in Austria, Finland, Germany, Israel, Netherlands, Poland, Romania, Ukraine, the United Kingdom and the United States.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include Playtika and all subsidiaries in which the Company has a controlling financial interest. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where the Company has determined that it has significant influence over the entities; and (iii) investments in affiliates of 20% or less, without readily determinable fair value, are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation.

Certain comparative figures have been reclassified to conform to the current year presentation.

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Due to poor performance of certain of these investments leading to significant uncertainty regarding their future viability, the Company recorded impairments of $4.6 million and $36.3 million related to these certain investments during the years ended December 31, 2025 and 2024, respectively.

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

Apple and Google are significant distribution, marketing, promotion and payment platforms for the Company's games. A significant portion of the Company’s revenues has been generated from players who accessed the Company's games through these platforms. Therefore, the Company's accounts receivable are derived mainly from sales through these two platforms.

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable as of the dates indicated:

	December 31,
	2025	2024
	%
Apple	56	60
Google	28	29

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

The Company accounts for investments in debt securities in accordance with ASC No. 320, "Investments - Debt Securities". The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders' equity (deficit). Gains and losses are determined using the specific identification method and recognized when realized in the consolidated statements of comprehensive loss.

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

For the years ended December 31, 2025, 2024 and 2023 there were no credit losses.

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

The depreciation periods for the Company's property and equipment are as follows:

Useful life
Computers and peripheral equipment	2 to 11 years
Office furniture and equipment	4 to 14 years
Vehicles and aircraft	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or remaining term of lease

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

Capitalized internal use software costs were approximately $28.8 million, $32.9 million and $40.4 million during the years ending December 31, 2025, 2024 and 2023, respectively. The estimated useful life of costs capitalized is generally three years. During the years ended December 31, 2025, 2024 and 2023, the amortization of capitalized software costs totaled approximately $33.3 million, $30.7 million and $31.7 million, respectively.

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

Significant estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from acquired technology, acquired trademarks and user base from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

Impairment of long-lived assets

The Company’s long-lived assets to be held or used, including right-of-use (“ROU”) assets, and identifiable intangible assets that are subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment indicators include any significant changes in the manner of the Company’s use of the assets and significant negative industry or economic trends. When impairment indicators exist, the Company evaluates recoverability of an asset group by a comparison of the aggregate undiscounted projection future cash flows to the carrying amounts of the asset group. If such evaluation indicates that the carrying amount of the asset group is not recoverable, an impairment loss is calculated based on the excess of the carrying amount of the assets group over its estimated fair value. Fair value is generally estimated based on a discounted cash flow analysis. During the years ended December 31, 2025 and 2024, the Company recorded impairments related to long-lived assets in the amounts of $1.8 million and $2.7 million, respectively. There were no impairments of long-lived assets in the year ended December 31, 2023.

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

Revenue recognition

The Company primarily derives revenue from the sale of virtual items associated with online games. The Company distributes its games to the end customer through various web and mobile platforms such as Apple, Google, and other web and mobile platforms, as well as through its own Direct-to-Consumer platform. Through these platforms, users can download the Company’s free-to-play games and can purchase virtual currency which is redeemed in the game for virtual goods, or players can purchase virtual goods directly (collectively referred to as virtual items) to enhance their game-playing experience.

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

The Company also has relationships with certain advertising service providers for advertisements within its games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads and offers. The Company has determined that displaying the advertisements within the mobile games is identified as a single performance obligation. The transaction price in advertising arrangements is established by our advertising service providers and is generally the product of the number of advertising units delivered (e.g. impressions, offers completed, etc.) and the contractually agreed upon price per unit. Revenue from advertisements and offers are recognized at a point-in-time when the advertisements are displayed in the game or the offer has been completed by the user. The Company has determined that it is generally acting as an agent in its advertising arrangements as the advertising service providers maintain the relationship with the customers, control the pricing of the advertising such that the Company does not know the total price paid by the customer to the service providers, and control the advertising product through the time the advertisements are displayed in the Company’s games. Therefore, the Company recognizes revenue related to these arrangements on a net basis.

Advertising expenses

Costs for marketing and advertising of the Company’s games are primarily expensed as incurred and are included in the sales and marketing expenses in the Company’s consolidated statements of comprehensive income. Such costs primarily consist of player acquisition costs. Advertising expense was $760.8 million, $563.8 million and $451.8 million in the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-based compensation expense

The Company has a stock-based compensation program which provides for equity awards including time-based stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period for options, RSUs and certain PSUs, and on an accelerated basis for some PSUs with performance or market conditions. The Company records forfeitures as a reduction of stock-based compensation expense as those forfeitures occur.

The Company used the associated per-share value at the time of grant to determine the compensation cost to be recognized associated with grants of RSUs and PSUs prior to the commencement of the Company paying dividends, and the Black-Scholes option pricing model to estimate the grant-date fair value associated with all stock options. For grants of RSUs and certain PSUs subsequent to the commencement of the Company paying dividends, the Company estimates the fair value for compensation cost using the value of its common stock on the date of grant, reduced by the present value of dividends expected to be paid on its shares of common stock prior to vesting. For PSUs without market conditions, the Company reviews the estimates of performance against the defined criteria to assess the expected payout of each outstanding PSU grant quarterly, or more frequently if events or changes in circumstances indicate there may be a change, and adjusts the stock compensation expense accordingly.

The Company uses the Monte Carlo pricing model to estimate grant-date fair value associated with PSUs measured against a market condition. Stock compensation expense related to PSUs with market conditions is recognized unless the requisite service period is not fulfilled.

The Company’s estimate of the grant-date fair value is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

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

–Expected term - For options, the Company estimated the expected term based on the average time between the vesting date and expiration date, ten years after the grant date, of the respective equity option award. For RSUs, the Company estimated the expected term, typically two to three years, based on the average time between the grant date and the final vesting date of the respective RSU award.

–Expected volatility – Prior to obtaining sufficient trading history of its own stock, the Company estimated volatility based on the volatilities exhibited by comparable public companies and the Company’s capital structure and utilized the observable data for a group of peer companies that grant options with substantially similar terms to assist in developing its volatility assumptions.

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

The Company’s stock-based compensation expense is recorded in the financial statement line item relevant to each of the award recipients. See Note 14, Equity Transactions and Stock Incentive Plan, for additional disclosure.

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

Employee related benefits

Appreciation and retention plan

In August 2019, the Company adopted the Playtika Holding Corp. Retention Plan (the “2021-2024 Retention Plan”) in order to retain key employees and reward them for contributing to the success of the Company. Under the 2021-2024 Retention

Plan, eligible employees were granted retention units that let them receive their pro rata portion of a retention pool of $25 million per year for each of the plan years, and were also granted appreciation units which allow the employee to receive their pro-rata portion of an appreciation pool calculated as a specified percentage of Retention Plan Adjusted EBITDA for each of the plan years as described further in Note 20, Appreciation and Retention Plans.

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

Expense resulting from contributions in accordance with Section 14 for the years ended December 31, 2025, 2024 and 2023 was $10.8 million, $8.4 million and $7.6 million, respectively, and is recorded in respective functional line items.

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

The Company uses foreign currency derivative contracts to reduce its exposure to fluctuating exchange rates between the United States dollar (as the Company’s functional currency) and certain expense lines denominated in Euros (“EUR”), Israeli Shekels (“ILS”), Polish Zloty (“PLN”) and Romanian Leu (“RON”). The Company’s derivative contracts are designated as cash flow hedges under ASC 815. The Company monitors the effectiveness of its hedges on a quarterly basis, both qualitatively and quantitatively, and expects these hedges to remain highly effective at offsetting fluctuations in exchange rates through their respective maturity dates. See Note 15, Derivative Instruments, for additional discussion.

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

Accounting standards recently adopted by the Company

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 requires that public business entities expand their annual disclosures related to rate reconciliation and income taxes paid, and provide a disaggregated presentation between domestic and foreign income or loss from continuing operations before income tax expense and income tax expense or benefit from continuing operations. The Company adopted this standard as of January 1, 2025 on a retrospective basis. The adoption of this standard affected disclosures in Note 22, Income Taxes.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The Company adopted this standard as of January 1, 2026. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements or disclosures.

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

NOTE 2.    BUSINESS COMBINATIONS

Acquisition of SuperPlay Ltd.

On November 20, 2024, Playtika Holding Corp. (the “Company”) and Playtika Ltd. (“Playtika Limited”), a wholly owned subsidiary of the Company, completed Playtika Limited’s previously announced acquisition (the “Transaction”) of all of the issued and outstanding share capital of SuperPlay Ltd. (“SuperPlay”) pursuant to that certain Share Purchase Agreement (the “Purchase Agreement”), dated September 18, 2024 by and among the Company, Playtika Limited, SuperPlay, the shareholders of SuperPlay (the “Sellers”) and Gigi Levy-Weiss, as the shareholder representative, for an aggregate purchase price equal to (i) $700.0 million, payable at the closing of the Transaction, subject to certain post-closing adjustments, plus (ii) earnout payments of up to $1.250 billion, the amounts of which will be based on certain gross revenue growth and Adjusted EBITDA metrics of SuperPlay (“SuperPlay Adjusted EBITDA”) during the calendar years 2025, 2026 and 2027, in each case, payable following the end of the applicable measurement period. In addition, the Company granted approximately $50 million to SuperPlay’s employees in accordance with the Transaction terms, which is expected to vest and be expensed over up to four years.

Management has accounted for this acquisition as a business combination. As such, management has recorded the identified assets and liabilities at their respective fair value. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The purchase consideration also included a liability classified contingent consideration, measured at fair value through earnings. The Company finalized the purchase accounting valuation in the fourth quarter of 2025.

During the year ended December 31, 2025, the Company adjusted goodwill, other current assets and deferred tax asset. Other than these adjustments, there were no other material changes to the initial purchase price allocation.

The goodwill, which is non-deductible for tax purposes, is generally attributable to synergies between the Company's and SuperPlay's respective studio operations and games.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed or incurred (in millions):

Consideration
Total Consideration	$1,054.9
Less: Cash acquired	(19.9)
Total consideration, net of cash acquired	1,035.0
Less: Acquisition date fair value of contingent consideration	(350.0)
Less: Deferred consideration	1.9
Consideration paid as of November 20, 2024	$686.9

Identifiable assets acquired and liabilities assumed or incurred
Accounts receivable	$27.5
Other current assets	33.9
Property and equipment	9.8
Intangible assets other than goodwill	352.0
Goodwill	701.5
Deferred tax asset	22.1
Deferred consideration	1.9
Deferred tax liability	(47.6)
Contingent consideration	(350.0)
Liabilities assumed	(64.2)
Total identifiable assets acquired and liabilities assumed or incurred	$686.9

The developed game assets acquired and included in the above table are being amortized on a straight-line basis over their estimated useful life of seven years, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized.

The Company estimated the fair value of its contingent consideration as of the acquisition date using a Monte Carlo simulation. The significant assumptions used in the model include revenue volatility of 20%, discount rate of 14.3% and a risk free rate of 4.7%.

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

In May 2025, the Share Purchase Agreement was amended to adjust certain covenants. During the year ended December 31, 2025, the Company recorded $379.4 million of expense to adjust contingent consideration associated with the SuperPlay Acquisition to its estimated fair value of $734.0 million as of December 31, 2025, which is comprised of $454.0 million in current Contingent consideration and $280.0 million in long-term Contingent consideration on the accompanying consolidated balance sheet.

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

Transaction costs incurred by the Company in connection with the Youda Games acquisition, were approximately $1.6 million for the year ended December 31, 2025, and were recorded within general and administrative expenses in the consolidated statements of comprehensive income. Pro forma results of operations for this acquisition subsequent to the August 28, 2023 acquisition date have not been presented because the incremental results from Youda Games, both individually and when aggregated with InnPlay pro forma results of operations, are not material to the consolidated statements of comprehensive income presented herein.

Other development transactions

During 2025, 2024 and 2023, the Company made a small number of minority investments in early-stage high-growth potential game developers, all of which are accounted for as investments in unconsolidated affiliates.

NOTE 3.    CASH EQUIVALENTS

Cash equivalents at December 31, 2025 and 2024 are as follow (in millions):

	December 31,
	2025	2024
Money market funds	$291.3	$331.4
Term deposits	198.5	93.1
Commercial papers	39.8	10.0
Total cash equivalents	$529.6	$434.5

As of December 31, 2025, the unrealized losses related to marketable securities were determined to be not due to credit related losses. Therefore, the Company did not recognize an allowance for credit losses.

NOTE 4.     SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2025 are as follows (in millions):

	December 31, 2025
	Amortized cost	Allowance for credit losses	Unrealized gains, gross	Unrealized losses, gross
Term deposits	$71.8	$—	$—	$—
Commercial papers	64.2	—	—	—
Total short-term investments	$136.0	$—	$—	$—

The Company did not hold short-term investments at December 31, 2024.

NOTE 5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2025 and 2024 are as follows (in millions):

	December 31,
	2025	2024
Government authorities	$34.4	$55.3
Prepaid expenses	21.6	28.2
Deferred charges	5.5	9.4
Derivative instruments - interest rate swaps	4.9	19.4
Other	14.0	5.2
Total prepaid expenses and other current assets	$80.4	$117.5

NOTE 6.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2025 and 2024 are as follow (in millions):

	December 31,
	2025	2024
Computers and peripheral equipment	$249.7	$240.3
Office furniture and equipment	20.3	19.0
Vehicles and aircraft	9.0	9.0
Leasehold improvements	70.3	69.8
Total property and equipment, gross	349.3	338.1
Accumulated depreciation	(246.4)	(222.7)
Total property and equipment, net	$102.9	$115.4

Depreciation expense was $46.8 million, $46.5 million and $45.7 million in the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 7.     GOODWILL

Changes in goodwill for the years ended December 31, 2025 and 2024 were as follows (in millions):

	Year ended December 31,
	2025	2024
Balance at beginning of period	$1,692.3	$987.2
Foreign currency translation adjustments	13.4	(6.5)
Goodwill acquired during the year	—	711.6
Adjustment to purchase price allocation	(10.0)	—
Balance at end of period	$1,695.7	$1,692.3

As of October 1 of each year, the Company performed its annual goodwill impairment analysis. Accordingly, during the years ended December 31, 2025, 2024 and 2023, no impairment charge was recognized.

NOTE 8.    INTANGIBLE ASSETS OTHER THAN GOODWILL

The carrying amounts and accumulated amortization expenses of the acquired intangible assets other than goodwill, net, including the impact of foreign currency exchange translation, at December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025
	Weighted average remaining useful life (in years)	Balance	December 31, 2024
Historical cost basis:
Developed games and acquired technology	4.6	$972.2	$948.7
Trademarks and user base	1.0	94.1	94.1
Internal use software	2.6	228.8	199.6
		1,295.1	1,242.4
Accumulated amortization
Developed games and acquired technology		(623.6)	(518.1)
Trademarks and user base		(94.0)	(43.6)
Internal use software		(151.8)	(118.5)
		(869.4)	(680.2)
Intangible assets other than goodwill, net		$425.7	$562.2

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly attributable to revenue-generating activities in operating expenses.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded amortization expense in the amounts of $188.0 million, $119.2 million and $112.3 million, respectively.

There was $1.4 million of impairment to intangible assets in the year ended December 31, 2025.

In the fourth quarter of 2024, the Company recorded an impairment charge of $29.9 million related to the Redecor game title based upon continued lower than expected performance of that title. The Company had previously recorded an impairment of $41.6 million on this title in the third quarter of 2023.

In the second quarter of 2023, the Company recorded an intangible asset impairment of $9.7 million related to JustPlay.LOL Ltd’s game title.

As of December 31, 2025, the total expected future amortization related to intangible assets was as follows (in millions):

2026	$133.5
2027	84.7
2028	67.2
2029	52.2
2030	47.2
Thereafter	40.9
Total	$425.7

NOTE 9.    OTHER NON-CURRENT ASSETS

Other non-current assets at December 31, 2025 and 2024 are as follows (in millions):

	December 31,
	2025	2024
Long-term tax assets	$107.5	$153.1
Deposits	4.3	4.1
Unrecognized gain on interest rate swaps	—	9.8
Other	4.0	—
Total other non-current assets	$115.8	$167.0

NOTE 10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2025 and 2024 are as follows (in millions):

	December 31,
	2025	2024
Employees and related expenses	$142.3	$153.7
Accrued expenses	113.9	113.3
Media buy	57.2	47.9
Dividend payable	37.7	37.3
Deferred revenues	28.8	36.4
Tax accruals	15.1	49.4
Total accrued expenses and other current liabilities	$395.0	$438.0

NOTE 11.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2025 and 2024 are as follows (in millions):

	December 31,
	2025	2024
Long-term tax reserves	$378.9	$369.9
Unrecognized loss on interest rate swaps	1.5	—
Other	0.4	2.3
Total other long-term liabilities	$380.8	$372.2

NOTE 12.    LEASES

The Company's leases include office real estate and data center leases for its facilities worldwide, which are all classified as operating leases, and which expire on various dates, the latest of which is December 2035. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index ("CPI"). The Company’s ROU assets and lease liabilities were calculated using the initial CPI and will not be subsequently adjusted. Any increases or decreases in lease payments resulting from subsequent changes in the CPI are expensed as incurred. Certain leases include renewal options that management believes are reasonably certain to be exercised.

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company's operating leases:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	6.8	6.3
Weighted average discount rates	4.7%	4.5%

Total operating lease expense was $27.8 million, $23.9 million and $23.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $28.1 million, $24.6 million and $18.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company recognized $1.0 million, $0.6 million and $0.1 million of income in December 31, 2025, 2024 and 2023 respectively, related to the subleases for office space with a weighted average remaining lease term of 3.1 years.

Maturities of lease liabilities are as follows (in millions):

2026	$33.0
2027	27.8
2028	22.0
2029	21.3
2030	17.9
Thereafter	43.3
Total undiscounted cash flows	165.3
Less: imputed interest	(22.4)
Present value of lease liabilities	$142.9

NOTE 13.     DEBT

	December 31, 2025				December 31, 2024
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	6.780%	$1,793.2	$1,809.8	$1,805.4
Senior Notes	2029	4.250%	595.9	600.0	594.7
Revolving Credit Facility	2027	n/a	—	—	—
Total debt			2,389.1	2,409.8	2,400.1
Less: Current portion of long-term debt			(11.1)	(19.0)	(11.6)
Long-term debt			$2,378.0	$2,390.8	$2,388.5

Book value of debt in the table above is reported net of deferred issuance costs and original issue discount of $20.7 million and $28.7 million at December 31, 2025 and 2024, respectively.

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

On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement which, among other things, (a) amended the Pricing Grid (as defined in the Credit Agreement) for the Company’s revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”), and (b) decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million. The Fourth Amendment was also intended to extend the maturity of the Revolving Credit Facility to September 11, 2027, subject to the Credit Agreement being filed and registered with the National Development and Reform Commission of the People’s Republic of China (the “NDRC”) unless the NDRC states in writing that such registration is not required. This filing requirement with the NDRC is required of the Company’s controlling shareholder due to the fact that the controlling shareholder is controlled by a citizen of the People’s Republic of China. On December 9, 2025, the Company’s controlling shareholder elected to withdraw its filing of the Credit Agreement with the NDRC and, as a result, the maturity of the Revolving Credit Facility was not extended under the Fourth Amendment.

On February 16, 2026, the Company entered into an Incremental Assumption Agreement No. 4 and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement which, among other things, will effect a refinancing of the Company’s existing $550 million revolving credit facility under the Credit Agreement (the “New Revolving Credit Facility”) on March 11, 2026 subject to the satisfaction of certain conditions set forth therein. The New Revolving Credit Facility will mature on March 6,

2027. Other than the revised maturity date, the New Revolving Credit Facility retains the same material terms as the Company’s existing revolving credit facility immediately prior to the effectiveness of the Fifth Amendment.

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

Interest and Fees

Pursuant to the terms of the Fourth Amendment in 2025, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period (“Term SOFR”), subject to a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent and (iii) the one-month Term SOFR plus 1.00% per annum, in each case plus an applicable margin. Such applicable margin with respect to the Revolving Credit Facility is 3.00% per annum in the case of any Term SOFR loan and 2.00% per annum in the case of any base rate loan, subject to three 0.25% step-downs based on the Company’s first lien net leverage ratio.

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

The Credit Agreement permits voluntary prepayments and requires mandatory prepayments in certain events including among others, 50% (subject to step-downs to 25% and 0% based upon the Company’s net total secured leverage ratio) of the Company’s excess cash flow to the extent such amount exceeds $10 million, certain net cash proceeds from non-ordinary asset sale transactions (subject to reinvestment rights), and 100% of net proceeds of any issuance of debt (except for debt permitted to be incurred by the Credit Agreement). The Company is not required to make an excess cash flow payment based upon its secured leverage ratio for 2025.

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

The Credit Agreement requires that the Company and the guarantors (a) generate at least 80.0% of the EBITDA of the Company and its restricted subsidiaries for the four fiscal quarters most recently ended prior to the end of each fiscal quarter and (b) own all “Material Intellectual Property” (defined as any intellectual property rights consisting of registered trademarks or copyrights subsisting in the name or logo of any game that generates more than 5% of the EBITDA of the Company and its restricted subsidiaries for the then most recently ended four fiscal quarters) on the last day of the four fiscal quarters most recently ended prior to the end of each fiscal quarter. If the Company and the guarantors do not satisfy such requirement, then the Company must cause sufficient additional subsidiaries (which, subject to certain limitations, may include guarantors located in jurisdictions other than the United States, England and Wales and the State of Israel) to become guarantors in order to satisfy such requirement. During the year ended December 31, 2021, the Company voluntarily designated certain subsidiaries in Germany, Austria and Finland as additional guarantors. As of December 31, 2025, the Company was in compliance with these requirements.

Restrictive Covenants

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.00, calculated as total first lien senior secured net debt divided by Adjusted EBITDA. At December 31, 2025, the Company’s first-priority net senior secured leverage ratio was 1.31 to 1.00 based upon Adjusted EBITDA of $753.2 million and net debt (as defined in the Credit Agreement) of $989.6 million.

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

The Company was in compliance with its financial and other covenants under the Credit Agreement as of December 31, 2025.

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

Redemption

The Company may redeem the Notes at any time on or after March 15, 2024, in whole or in part, at a redemption price equal to (i) 101.063% of the principal amount thereof, should such redemption occur before March 15, 2026, and (ii) 100.000% of the principal amount thereof, should such redemption occur on or after March 15, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Scheduled principal payments of long-term debt

The scheduled principal payments due on long-term debt are as follows (in millions):

2026	$19.0
2027	19.0
2028	1,771.8
2029	600.0
Total	$2,409.8

NOTE 14.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

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

As of December 31, 2025, a total of 75.6 million shares of the Company’s common stock had been allocated to awards granted under the Plan and 8.4 million shares remained available for future grants. If, on January 1st of each year through January 2030, the number of shares available for grant is less than 3.5% of the total shares of the Company’s outstanding common stock, then the number of shares available for grant will increase to an amount equal to the lesser of (i) 3.5% of the total shares of the Company’s outstanding common stock or (ii) such number of shares determined by the Board of Directors. On January 1, 2026, 2025 and 2024, the number of shares of issuance under the Plan increased by 4.6 million, 12.2 million and 7.2 million, respectively.

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

Cash Dividend

On April 4, July 7 and October 10, 2025, in accordance with approval by the Board of Directors of the Company (“the Board”), the Company paid cash dividends of $0.10 per share of the Company’s outstanding common stock. Additionally, the Board declared a cash dividend of $0.10 per share of the Company’s outstanding common stock, that was paid on January 9, 2026 to stockholders of record as of the close of business on December 26, 2025. The dividend payable amount of $37.7 million is recorded in accrued expenses and other current liabilities at December 31, 2025.

Stock Repurchase Program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2025, the Company repurchased approximately 4.4 million shares of its common stock at an average cost of $4.61 per share. As of December 31, 2025, $129.0 million remains available under the Company’s stock repurchase program.

Stock options

The following table summarizes the Company’s stock option activity:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2025	1.3	6.7	$17.42	$—
Granted	—		$—
Exercised	—		$—
Forfeited	(0.2)		$18.61
Expired	—		$—
Outstanding at December 31, 2025	1.1	5.7	$17.16	$—
Exercisable at December 31, 2025	1.0	5.6	$17.65	$—

There were no stock options exercised during the years ended December 31, 2025, 2024 or 2023. There were no stock options granted during the years ended December 31, 2025 and 2024.

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

RSUs

The following table summarizes the Company’s RSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2023	14.9	$18.69
Granted	13.8	$8.81
Vested	(6.4)	$19.00	$61.6
Forfeited	(1.0)	$17.67
Outstanding at December 31, 2023	21.3	$12.24
Granted	7.4	$6.36
Vested	(5.7)	$16.98	$42.2
Forfeited	(3.4)	$11.75
Outstanding at December 31, 2024	19.6	$8.70
Granted	8.4	$3.68
Vested	(6.6)	$10.08	$29.8
Forfeited	(3.0)	$8.54
Outstanding at December 31, 2025	18.4	$5.94

The table below summarizes the assumptions used for the RSUs granted in the years ended December 31, 2025 and 2024:

Year ended December 31,
	2025	2024
Risk-free interest rate	3.52% - 4.22%	3.67% - 4.57%
Expected dividend yield	5.42% - 10.58%	4.87% - 5.67%
Expected term in years	2.3 - 3.1	2.3 - 3.6

RSUs generally vest over three to four years from the grant date with a portion vesting on the first anniversary of the grant date and the remaining vesting in quarterly installments. RSUs granted to the Board of Directors of the Company vest immediately. Except as provided in an award agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested awards as of the date of termination will be forfeited. RSUs settle for outstanding shares of the Company’s common stock upon vesting.

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

On November 12, 2025, the Compensation Committee of the Board of Directors of the Company approved AGR PSU grants to certain employees pursuant to the Plan (the “2025 PSUs”). For each annual performance period consisting of calendar years 2026 through 2028, up to one-third of the 2025 PSUs will be eligible to vest based on the performance criteria above.

If the Company’s AGR and TSR results for a performance period are between two achievement levels, the achievement percentage of the AGR PSUs and TSR PSUs will be determined by linear interpolation between the applicable achievement levels.

The following table summarizes the Company’s PSU activity:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2023	3.2	$9.72
Granted	—	$—
Vested	(0.4)	$9.72	$4.2
Forfeited	(0.6)	$9.72
Outstanding at December 31, 2023	2.2	$9.72
Granted	9.8	$4.86
Vested	*	$9.72	*
Forfeited	(1.1)	$9.72
Outstanding at December 31, 2024	10.9	$5.33
Granted	0.5	$3.50
Vested	*	$9.72	*
Forfeited	(0.6)	$9.72
Outstanding at December 31, 2025	10.8	$5.02
__________

(1)    The number of shares for the PSUs listed as granted represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.
*    Represents an amount less than 0.1 or $0.1

The table below summarizes the assumptions used for the PSUs granted in the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Risk-free interest rate	3.52% - 3.62%	4.25% - 4.31%
Expected dividend yield	9.48%	5.62%
Expected term in years	1.0 - 3.0	1.0 - 3.0

As of December 31, 2025, the Company believed it probable that the 2026, 2027 and 2028 performance targets of the 2024 PSUs and 2025 PSUs, as outlined in the amended award agreements, would achieve 50% achievement of their respective performance criteria, as defined. Therefore, 50% of the potential expense associated with these awards was recognized or will be recognized over the applicable performance period of the respective tranche.

On February 19, 2026, the Compensation Committee of the Board of Directors of the Company ratified the Company’s Adjusted EBITDA, AGR and TSR performance for 2025 and approved the vesting of 100% of the Adjusted EBITDA PSU and AGR PSU awards eligible to vest for the 2025 performance period. On February 17, 2025, and February 7, 2024, the Board of Directors of the Company ratified the Company’s annual revenue growth rate during 2024 and 2023, respectively. None of the PSU awards eligible to vest for the 2024 or 2023 performance periods were approved to vest.

Stock-based compensation

The following table summarizes stock-based compensation costs by award type (in millions):

	Year ended December 31,
	2025	2024	2023
Stock options	$0.9	$3.2	$3.4
RSUs	58.8	97.8	106.7
PSUs	23.8	0.2	2.9
Total stock-based compensation costs	$83.5	$101.2	$113.0

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statements of comprehensive income (in millions):

	Year ended December 31,
	2025	2024	2023
Research and development expenses	$16.8	$30.1	$37.4
Sales and marketing expenses	3.5	6.5	9.1
General and administrative expenses	62.2	62.6	63.5
Total stock-based compensation costs, net of amounts capitalized	$82.5	$99.2	$110.0

During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $1.0 million, $2.0 million and $3.0 million of stock-based compensation cost, respectively.

As of December 31, 2025, the Company’s unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $0.3 million, $103.0 million and $20.1 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 0.9 years, 2.6 years and 1.8 years, respectively.

NOTE 15.     DERIVATIVE INSTRUMENTS

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

The aggregate fair value of the Company’s interest rate swap agreements was a net asset of $2.8 million as of December 31, 2025 and an asset of $29.2 million as of December 31, 2024 and was recorded in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows in amounts detailed in Note 16, Fair Value Measurements.

Foreign currency hedge agreements

At December 31, 2025, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary and certain operating expenses the Company had hedged was approximately $206.6 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net asset of $12.8 million as of December 31, 2025 and a net liability of $2.2 million as of December 31, 2024 and was recorded in the accompanying consolidated balance sheets in amounts detailed in Note 16, Fair Value Measurements.

The following table summarizes the volume of derivative instrument activity (in millions):

	Year ended December 31,
	2025	2024	2023
Derivative instruments - foreign currency derivative contracts	$225.9	$198.4	$302.3
Derivative instruments - interest rate swaps	—	—	500.0
Derivative instruments - others (non-hedging)	—	—	1.6

NOTE 16.    FAIR VALUE MEASUREMENTS

The Company’s assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs.

The following table summarizes the fair value measurement of the Company’s long-term debt (in millions):

	December 31, 2025
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,809.8	$1,746.5	Level 2
Senior Notes	600.0	539.3	Level 2
Total debt	$2,409.8	$2,285.8

	December 31, 2024
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,828.8	$1,831.1	Level 2
Senior Notes	600.0	541.5	Level 2
Total debt	$2,428.8	$2,372.6

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheet (in millions):

		Fair Value at
	Pricing Category	December 31, 2025	December 31, 2024
Cash equivalents
Money market funds	Level 1	$291.3	$331.4
Term deposits	Level 2	198.5	93.1
Commercial papers	Level 2	39.8	10.0

Short-term investments
Term deposits	Level 1	$71.8	$—
Commercial papers	Level 2	64.2	—

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$4.9	$19.4
Derivative instruments - foreign currency derivative contracts	Level 2	12.9	1.1

Other non-current assets:
Derivative instruments - interest rate swaps	Level 2	$—	$9.8

Accrued expenses and other current liabilities:
Derivative instruments - interest rate swaps	Level 2	$0.6	$—
Derivative instruments - foreign currency derivative contracts	Level 2	*	3.3

Other long-term liabilities
Derivative instruments - interest rate swaps	Level 2	$1.5	$—
__________
*    Represents an amount less than 0.1 or 0.1

The carrying value of accounts receivable, accounts payables, restricted cash, and the majority of cash equivalents approximates fair value due to the short time to expected payment or receipt of cash.

The Company classifies its short-term investments, derivative financial instruments and some cash equivalents within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2024	$66.8
Recorded in connection with SuperPlay acquisition	350.0
Payment of contingent consideration	(26.7)
Fair value adjustments based upon post-acquisition performance	(9.8)
Reclassification to accrued expenses	(0.7)
Balance as of December 31, 2024(1)	379.6
Payment of contingent consideration	(44.2)
Fair value adjustments based upon post-acquisition performance	398.6
Balance as of December 31, 2025(2)	$734.0
_______
(1)    Amount comprised of $354.6 million and $25.0 million for SuperPlay and InnPlay acquisitions, respectively.
(2)    Amount comprised of $734.0 million for SuperPlay acquisition.

The Company estimated the fair value of its contingent consideration liabilities using a Monte Carlo simulation to model components of cash flow analyses. The significant assumptions used in the SuperPlay model as of December 31, 2025 include revenue volatility of 20%, discount rate of 12.3% and a risk free rate of 4.8%. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The extent to which the actual results differ from assumptions made within the Monte Carlo simulation cash flow analysis will result in adjustments to this liability in future periods.

The Company has not elected the fair value measurement option under ASC 825 for any financial assets or liabilities.

NOTE 17.    COMMITMENTS AND CONTINGENCIES

On April 10, 2023, Playtika Holding UK II Limited, the Company’s controlling shareholder, and certain officers of the Company were sued (Kormos v Playtika Holding UK II Limited, et al.) in the Delaware Chancery Court. The lawsuit alleges generally that the defendants breached fiduciary duties owed to the Company and its stockholders with respect to the controlling shareholder’s indication of an interest in selling some or all of its shares, and the resulting strategic review process and self-tender offer. On August 18, 2023, defendants filed with the Court motions to dismiss the claims. A hearing on the motions to dismiss was held on November 21, 2023. On January 18, 2024, the court denied Playtika Holding UK II Limited’s motion to dismiss in an oral ruling. The court issued a written opinion on May 3, 2024 granting the motion to dismiss the claims against the Company’s officers. The plaintiffs and the remaining defendant agreed to a settlement agreement and submitted the settlement agreement to the Court for approval on October 8, 2025. The Court approved the settlement agreement on January 21, 2026. The terms of the settlement do not involve any financial obligation of the Company and are not expected to have any financial impact to the Company’s financial statements as a whole.

On November 13, 2023, plaintiff Gina Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. The plaintiff filed an amended complaint on August 28, 2025. The Company removed the case to federal court on September 29, 2025. In response to a joint motion of the parties, on January 28, 2026, the court entered an order compelling arbitration of plaintiff’s claims. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s social casino-themed games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The court ordered arbitration and stayed the case on August 20, 2025. The parties held a preliminary arbitration conference call on December 5, 2025. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On June 6, 2025, plaintiff Stuart Mills filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., on behalf of all Alabama-based players of the Company’s games in the Circuit Court of Franklin County, Alabama. The suit, like the suit brought by Gayla Hamilton Mills, alleges that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. The suit was filed by the same counsel who represent Gayla Hamilton Mills. The Company removed the case to the U.S. District Court for the Northern District of Alabama on July 11, 2025. Plaintiff’s motion to remand to state court was filed on August 11, 2025. The court denied the motion to remand and compelled the parties to arbitration on January 20, 2026. Plaintiff filed a petition seeking permission for interlocutory review by the Eleventh Circuit U.S. Court of Appeals of the denial of his motion to remand on January 30, 2026. The Company filed its response to the petition on February 9, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit seeks to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief to which plaintiff is entitled to. The Company filed a motion to compel arbitration on July 11, 2025. Plaintiff filed an opposition to the renewed motion on July 25, 2025 and the Company filed its reply on August 8, 2025. The motion remains pending. In addition, on November 21, 2025, the court on its own initiative ordered both parties to submit briefs addressing whether plaintiff possesses Article III (constitutional) standing for purposes of jurisdiction in federal court. The parties submitted simultaneous briefs on December 22, 2025, in response to that order. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On October 27, 2025, plaintiff Andrew Wright filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of Utah, alleging that the Company’s social casino-themed games are unlawful gambling under Utah law. The lawsuit seeks to recover twice the amount of economic losses suffered by Utah residents to the Company in connection with its social casino-themed games plus interest and attorneys’ fees. The Company filed a motion to compel arbitration on February 17, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On October 29, 2025, plaintiff William Barbarino filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of New Jersey, alleging that the Company’s social casino-themed games are unlawful gambling under federal and New Jersey law. The lawsuit seeks to recover up to three times the amount of economic losses suffered by New Jersey residents to the Company in connection with its social casino-themed games plus interest, attorneys’ fees and other relief the plaintiff and the putative class may be entitled to. The parties filed a joint stipulation and proposed order submitting the claims to arbitration, staying the case and preserving the parties’ positions on January 27, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On June 24, 2025, we received a letter from the Attorney General of the State of Washington alleging that our social casino-themed and bingo-themed games violate state gambling and consumer protection laws, and requesting that we pay certain monetary penalties and prevent those games from being available to play in the state in the future. The Attorney General initiated a lawsuit in King County Superior Court in the State of Washington on February 3, 2026, against the Company and several of its subsidiaries asserting those same allegations. The Attorney General is seeking injunctive and declaratory relief, recovery of monies spent by Washington players in the games, civil statutory penalties, costs and fees, and other relief. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On July 8, 2025, the Company received pre-arbitration notices from another law firm purporting to represent 3,860 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s social casino-themed games violate state laws against gambling and that the games use false, deceptive and misleading practices. The notice demands the payment of the greater of $5,000 or the actual amount of in-game losses for the claimants, plus punitive and other damages and attorneys’ fees as well as the cessation of the alleged unlawful conduct. On August 5, 2025, we were notified that the law firm was continuing to solicit claimants and that they now represented 4,688 claimants. On November 4, 2025, the law firm filed arbitration demands on behalf of 1,642 claimants. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On February 10, 2026, the Company received pre-arbitration notices from another law firm purporting to represent 3,061 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games violate state laws against gambling, that the games use unfair and deceptive practices and that the Company has been unjustly enriched. The notice demands the full restitution of all amounts expended by the claimants, restitution and disgorgement, interest, and other damages and attorneys’ fees. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On December 8, 2025, Toni Morrow filed a putative class action complaint in the United States District Court for the Western District of Washington against SuperPlay Ltd., relating to the game Dice Dreams. The complaint alleges, among other things, that the game constitutes unlawful gambling under Washington law and includes unfair and deceptive practices in connection with in-game purchase offers and purported “sales”, and seeks, inter alia, injunctive relief and restitution. The matter is in its preliminary stages. Accordingly, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On December 10, 2025, Maor Ben Shoshan filed a Motion for Certification of a class action lawsuit in the District Court in Central Lod, Israel, against Playtika Group Israel Ltd. (“PGI”), alleging misleading price presentation in connection with in-app purchases offered to Israeli users in U.S. dollars in several Playtika games, including Slotomania, House of Fun, Caesars Slots, and others, resulting in higher final charges due to undisclosed foreign currency conversion rates and related fees. The lawsuit seeks NIS 18,357 in personal damages to the petitioner and approximately NIS 28 million in damages to the tentative class or approximately USD $8.8 million, using the exchange rate of NIS 3.19: USD $1.00, which was the exchange rate in effect on December 31, 2025. A pre-trial hearing on the motion is scheduled for September 9, 2026, and PGI is required to submit its response to the motion within 90 days. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On January 5, 2026, Daniela Beninati filed a putative class action in the Federal Court of Australia (Victoria Registry) against the Company, alleging that certain of our social casino-themed games constitute unlawful interactive gambling services under the Australian Interactive Gambling Act 2001 (Cth), and that the Company engaged in misleading or deceptive conduct and unconscionable conduct in violation of the Australian Consumer Law in connection with the marketing and monetization of such games. The complaint seeks, inter alia, declaratory and injunctive relief, restitution of amounts paid for in-game virtual currency by Australian-based users, damages, interest and costs. The matter is in its preliminary stages. Accordingly, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On March 26, 2024, the Tel Aviv 3 Tax Office (the “ITA”) issued an assessment order (the “2017 Assessment Order”) to Playtika Ltd. for tax year 2017 alleging that Playtika Ltd. should have applied a higher tax rate to certain income and denying certain tax credits. The 2017 Assessment Order claimed that, as of March 26, 2024, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax year 2017 in the amount of approximately NIS 72.9 million. On April 14, 2024, Playtika Ltd. filed a notice of appeal in the Tel Aviv District Court challenging the 2017 Assessment Order. On May 15, 2024, the ITA filed its statement of assessment grounds, and on December 1, 2024, Playtika Ltd. filed its statement of appeal grounds. On June 12, 2025, the ITA issued an assessment order (the “2018 Assessment Order”) for tax year 2018 in which it repeated similar arguments to those raised in the 2017 Assessment Order and also disallowed certain aircraft-related business expenses. The 2018 Assessment Order claimed that, as of June 12, 2025, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax year 2018 in the amount of approximately NIS 85.8 million. On June 26, 2025, Playtika Ltd. filed a notice of appeal and a case was opened in the Tel Aviv District Court. On July 14, 2025, the ITA filed its statement of assessment grounds, and on September 29, 2025, Playtika Ltd. filed its statement of appeal grounds. On December 14, 2025, the cases relating to the 2017 Assessment Order and 2018 Assessment Order were consolidated and a preliminary hearing occurred. At the preliminary hearing, the Court determined that, in light of the expected imminent issuance of assessment orders for additional years, the deadlines for filing affidavits and the evidentiary hearing date for witness examinations would be set after the arguments are filed in connection with the additional assessment orders for tax years 2019-2021. In this hearing, the ITA informed the Court that it was rescinding its claims disallowing the aircraft-related business expenses. On December 11, 2025, the ITA issued an assessment order (the “2019-2021 Assessment Order”) to Playtika Ltd. for tax years 2019-2021. In that order, the ITA repeated similar arguments to those raised in the 2017 Assessment Order and the 2018 Assessment Order and also denied foreign tax credits in the amount of approximately NIS 19 million for tax years 2019-2021. In addition, in the 2019-2021 Assessment Order, the ITA alleged that the interest rate set for intercompany loans Playtika Ltd. provided should have been higher under transfer pricing principles. The ITA also claimed a “secondary adjustment” in the form of interest on a deemed debt balance in favor of Playtika Ltd., due to the additional deemed income owed to Playtika Ltd. per the ITA’s claims. The 2019-2021 Assessment Order claimed that, as of December 11, 2025, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax years 2019-2021 in the amount of approximately NIS 312.9 million. On December 31, 2025, Playtika Ltd.filed a notice of appeal regarding the 2019-2021 Assessment Order and a case was opened in the Tel Aviv District Court. On January 28, 2026, the ITA filed its statement of assessment grounds. Playtika Ltd.’s current deadline for filing its appeal arguments is March 1, 2026 (subject to extensions). The total amount of the assessments under the 2017 Assessment Order, the 2018 Assessment Order and the 2019-2021 Assessment Order was approximately USD $148 million as of the respective dates of the assessment orders, using the exchange rate of NIS 3.19: USD $1.00, which was the exchange rate in effect on December 31, 2025. This amount remains subject to continued accrual interest and linkage of the Israeli CPI until paid. The Company intends to pursue this case vigorously. See Note 22, Income Taxes, for additional information.

NOTE 18.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company's players and type of platform (in millions):

	Year ended December 31,
	2025	2024	2023
Geographic location
USA	$1,741.9	$1,700.6	$1,777.5
EMEA	647.0	495.9	431.9
APAC	204.0	176.8	180.9
Other	162.5	176.0	176.7
Total	$2,755.4	$2,549.3	$2,567.0

Revenues through third-party platforms and through the Company’s own Direct-to-Consumer platforms were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Revenues
Third-party platforms	$1,940.9	$1,855.1	$1,927.6
Direct-to-Consumer platforms	814.5	694.2	639.4
Total	$2,755.4	$2,549.3	$2,567.0

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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	December 31,
	2025	2024
Accounts receivable	$161.8	$187.6
Contract assets (1)	5.5	9.4
Contract liabilities (2)	28.8	36.4
_______

(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During the year ended December 31, 2025, the Company recognized $34.7 million of its contract liabilities balance that were outstanding as of December 31, 2024.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 19.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”.) The CODM uses revenues and net income for purposes of assessing performance and deciding how to allocate resources. In addition to revenues and net income, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: advertising expense (as disclosed in Note 1, Organization and Summary of Significant Accounting Policies,) and interest expense (as disclosed in Note 21, Interest and Other, Net). Asset information as presented on the consolidated balance sheets is provided to the CODM.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	December 31,
	2025	2024
Israel	$90.7	$95.4
USA	57.0	58.4
Germany	33.4	5.9
Ukraine	22.6	15.4
Other	23.4	30.2
Total long-lived assets, net	$227.1	$205.3

NOTE 20.    APPRECIATION AND RETENTION PLANS

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

Retention Plan Adjusted EBITDA represents Adjusted EBITDA further adjusted to reflect certain elements of cash-based compensation including retention unit awards and appreciation unit awards under the 2021-2024 Plan and retention awards to key individuals with acquired companies.

The Company recognized compensation expenses in respect of retention bonus and appreciation unit awards under the 2021-2024 Plan of $92.5 million and $111.9 million during the years ended December 31, 2024 and 2023 respectively. No awards were granted or expense recognized during the year ended December 31, 2025 due to conclusion of the plan in 2024.
The Company has also granted retention awards to key individuals associated with acquired companies as an incentive to retain those individuals on a long-term basis. The Company recognized compensation expenses associated with these development-related retention payments of $0.4 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. No compensation expense associated with these development-related retention payments was recognized during the year ended December 31, 2025.

NOTE 21.    INTEREST AND OTHER, NET

Interest and other, net for the years ended December 31, 2025, 2024 and 2023, are as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Interest expense	$143.3	$155.2	$154.2
Interest income	(25.3)	(56.1)	(43.9)
Foreign currency translation differences, net	49.5	11.6	(1.3)
Other	0.3	0.4	0.5
Total interest expense and other, net	$167.8	$111.1	$109.5

NOTE 22.    INCOME TAXES

Deferred tax assets and liabilities

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carry-forwards	$63.5	$54.2
Research and development expenses	114.3	83.1
Operating lease liabilities	21.3	18.3
Stock-based compensation	28.1	19.1
Interest expense	22.4	21.2
Foreign tax credit carryforward	24.5	37.2
Other	24.2	17.9
Deferred tax assets	298.3	251.0
Valuation allowances	(51.8)	(60.3)
Net deferred tax assets	246.5	190.7
Deferred tax liabilities
Intangible assets	(48.1)	(59.9)
Property and equipment	(7.1)	(8.0)
Derivative instruments	(0.7)	(6.8)
Operating lease right-of-use assets	(19.5)	(17.7)
Other	(6.1)	(4.0)
Deferred tax liabilities	(81.5)	(96.4)
Net deferred tax assets (liabilities)	$165.0	$94.3

Deferred taxes are reported in the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets, net	$173.2	$119.0
Deferred tax liabilities, net	(8.2)	(24.7)
Net deferred tax assets (liabilities)	$165.0	$94.3

Based on available evidence, management believes it is not more-likely-than-not that $51.9 million U.S., Israel, and Finland deferred tax assets will be fully realizable. Accordingly, in those jurisdictions, the Company has recorded a valuation allowance against these assets. The Company regularly reviews the deferred tax assets for recoverability based on all of the available positive and negative evidence, with a focus on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction.

The Company considers all undistributed earnings of its non-U.S. subsidiaries to be indefinitely reinvested, with the exception of certain subsidiaries that can repatriate tax-free. Determination of the amount of any deferred income or withholding tax liability on these earnings is not practicable.

Net operating loss carry-forwards

The Company has net operating loss carryforwards in certain jurisdictions, including Israel and Finland of $258.9 million and $43.8 million, respectively. The net operating losses in Israel are carried forward indefinitely. The net operating losses in Finland expire from 2031 through 2035.

The Company’s income tax return is subject to examination by federal, state and non-U.S. tax authorities. The 2022 through 2024 U.S. federal income tax filings are currently open tax years available for examination by the IRS. The IRS is currently examining tax year 2022. U.S. state tax jurisdictions have statutes of limitation generally ranging from three to five years, with the earliest open tax year for the Company being 2020. Years still open to examination by tax authorities in Israel, which is the main jurisdiction other than the U.S., are 2017 through 2024, which years are currently under examination.

Income (loss) before income taxes is comprised as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Domestic (U.S.)	$133.5	$92.9	$97.2
Foreign	(306.4)	187.6	294.9
Income (loss) before taxes on income	$(172.9)	$280.5	$392.1

Effective income tax rate reconciliations are as follows:

	Year ended December 31,
	2025		2024		2023
US Statutory Tax Rate	$(36.4)	21.0%	$58.9	21.0%	$82.3	21.0%
State taxes, net of federal benefit(1)	3.8	(2.2)%	7.8	2.8%	8.0	2.0%
Foreign tax effects:
Israel
Foreign Rate Differential	(8.8)	5.1%	4.7	1.7%	3.6	0.9%
Jurisdictional Tax Incentives	6.3	(3.6)%	(8.2)	(2.9)%	(18.1)	(4.6)%
Nondeductible Stock-based Compensation	3.2	(1.8)%	8.2	2.9%	5.4	1.4%
Valuation of Contingent Consideration	44.6	(25.8)%	(5.7)	(2.0)%	0.3	0.1%
Change in Valuation Allowances	3.6	(2.1)%	7.3	2.6%	4.5	1.1%
Repatriation of Undistributed Dividends	—	—%	(11.0)	(3.9)%	11.0	2.8%
Other	(1.3)	0.8%	3.6	1.3%	(3.0)	(0.8)%
United Kingdom
Impairment	—	—%	6.3	2.2%	—	—%
Other	1.9	(1.1)%	1.4	0.5%	2.1	0.5%
Germany
Foreign Rate Differential	6.3	(3.6)%	5.1	1.8%	6.2	1.6%
Other	—	—%	0.9	0.3%	1.0	0.3%
Finland
Change in Valuation Allowances	0.5	(0.3)%	8.1	2.9%	—	—%
Other	1.3	(0.7)%	(0.1)	—%	0.6	0.2%
Other Jurisdictions
Other	0.4	(0.2)%	2.3	0.8%	0.9	0.2%
Cross-border tax laws
GILTI and other international adjustments	17.7	(10.2)%	11.0	3.9%	13.1	3.3%
Nontaxable or nondeductible items
162(m) Limitation	4.5	(2.6)%	3.4	1.2%	3.8	1.0%
Other	0.5	(0.3)%	2.7	1.0%	1.1	0.3%
Changes in UTBs	(15.3)	8.9%	14.0	5.0%	34.9	8.9%
Other reconciling items
Other	0.7	(0.6)%	(2.4)	(0.9)%	(0.6)	(0.1)%
Total tax expense/Effective tax rate	$33.5	(19.3)%	$118.3	42.2%	$157.1	40.1%
__________

(1)    For 2025, state taxes in Pennsylvania, New York, Minnesota, California, Maryland, Georgia, Illinois, and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category.
For 2024, state taxes in Pennsylvania, California, New York, Minnesota, Illinois, Georgia, and Maryland made up the majority (greater than 50 percent) of the tax effect in this category.
For 2023, state taxes in Pennsylvania, California, Minnesota, Georgia, Florida, New York, Maryland, and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

The Company believes that certain of its Israeli subsidiaries qualify as Preferred Technology Enterprises, entitled to a special tax track, under the Israeli Investment Law, 5719-1959 (the “Investment Law”) and accordingly are eligible for a reduced corporate tax rate of 12% on their preferred technology income, as defined in the Investment Law, beginning from tax year 2017 and onwards. A Preferred Technology Enterprise becomes a Special Preferred Technology Enterprise and is entitled to a reduced corporate tax rate of 6% on their preferred technology income when the worldwide revenues reach ILS 10 billion annually. Income not eligible for Preferred Technology Enterprise benefits is taxed at the regular corporate tax rate at 23% beginning in 2018. Consistent with final assessment received for tax year 2017 in 2024, during 2025, the Company received final assessments from the Israel Tax Authority for tax years 2018 through 2021, similarly asserting that a smaller proportion of the Company’s earnings for these years qualified for reduced tax rates under the Preferred Technology Enterprise regime than what the Company had asserted on its tax return. As such, the Company has filed a tax appeal with the Israeli district court during 2025, resulting in tax years 2018 through 2021 being consolidated with ongoing court litigation for tax year 2017. Applying the Israeli Tax Authority’s assertion to all open tax years 2017 through 2025, the Company believes that its associated reserves are adequate based on available information. However, it is possible that any final amounts payable in connection with this tax assessment could exceed the Company’s current reserves.

The One Big Beautiful Bill Act (“OBBBA”), was signed into law on July 4, 2025. The OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

The provision for income taxes is comprised as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Current	$87.8	$153.0	$214.0
Deferred	(54.3)	(34.7)	(56.9)
Total	$33.5	$118.3	$157.1

Domestic (U.S.)	$60.9	$12.2	$42.4
Foreign	(27.4)	106.1	114.7
Total	$33.5	$118.3	$157.1

	Year ended December 31,
	2025	2024	2023
U.S. Federal
Current	$74.9	$32.4	$63.1
Deferred	(18.7)	(30.1)	(30.8)
Total	$56.2	$2.3	$32.3
U.S. State
Current	$3.6	$10.7	$9.9
Deferred	1.1	(0.8)	0.2
Total	$4.7	$9.9	$10.1
Foreign
Current	$9.3	$109.9	$141.0
Deferred	(36.7)	(3.8)	(26.3)
Total	$(27.4)	$106.1	$114.7

The cash paid for income taxes is comprised as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Federal	$72.6	$25.5	$22.0
State and local	5.8	12.8	15.8
Foreign
Israel	(40.3)	5.4	70.8
Germany	32.1	15.5	10.6
Austria	16.2	11.6	28.5
United Kingdom	11.1	16.2	19.8
All other foreign	5.8	5.6	2.3
Income taxes paid, net of amounts refunded	$103.3	$92.6	$169.8

Uncertain tax positions

A reconciliation of the opening and closing balances of total unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2025	2024
Balance as of January 1	$294.0	$261.0
Increases in respect of tax positions related to the current year	44.1	38.9
Increases in respect of tax positions related to prior years	20.1	0.8
Increases in respect to exchange rate fluctuations	40.5	—
Reductions in respect of settlements with authorities	—	(5.2)
Reductions in respect of expirations of statute of limitations	(81.8)	—
Reductions in respect of exchange rate fluctuations	—	(1.5)
Balance as of December 31	$316.9	$294.0

Included in the balance of total unrecognized tax benefits at December 31, 2025 is $129.8 million of tax benefits that if recognized, would affect the Company’s effective tax rate. The balance of the accrual relating to interest and penalties as of December 31, 2025 and 2024 is $27.6 million and $26.4 million, respectively. The amount of interest and penalties included in the Company’s consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023 is $1.2 million, $6.7 million and $7.2 million, respectively.

NOTE 23.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows a summary of changes in accumulated other comprehensive income (loss), net of tax, for the respective periods (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2024	$(10.0)	$27.8	$2.8	$20.6
Other comprehensive income (loss) before reclassifications	(10.9)	18.3	(5.3)	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(23.6)	0.7	(22.9)
Balance as of December 31, 2024	(20.9)	22.5	(1.8)	(0.2)
Other comprehensive income (loss) before reclassifications	23.8	(3.9)	23.4	43.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16.7)	(10.5)	(27.2)
Balance as of December 31, 2025	$2.9	$1.9	$11.1	$15.9

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Interest rate swaps	$(6.1)	$(1.6)	$(3.0)
Foreign currency derivative contracts	2.4	(0.9)	1.4

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the years ended December 31, 2025 and 2024.

NOTE 24.    NET INCOME (LOSS) ATTRIBUTABLE TO ORDINARY STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to ordinary stockholders (in millions, except per share data):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(206.4)	$162.2	$235.0
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	375.8	371.8	366.3
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	375.8	372.1	366.8
Net income (loss) per share, basic	$(0.55)	$0.44	$0.64
Net income (loss) per share, diluted	$(0.55)	$0.44	$0.64

The following outstanding employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in millions):

	Year ended December 31,
	2025	2024	2023
Stock options	1.1	1.5	2.2
RSUs	18.4	14.4	10.9
Total	19.5	15.9	13.1

For the years ended December 31, 2025, 2024 and 2023, 10.8 million, 10.9 million and 2.2 million PSUs, respectively, were excluded from the calculation of diluted net income per share, because the minimum performance measures were not yet met.

NOTE 25.    SUBSEQUENT EVENTS

On January 14, 2026, the Company announced a reduction in workforce by approximately fifteen percent, expected to be substantially complete during the first quarter of 2026. Severance liabilities associated with this reduction in force will be recorded as the reduction of force is completed.

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. Other than the reduction in force, the Fifth Amendment to the Credit Agreement disclosed in Note 13, Debt, and equity-related items disclosed in Note 14, Equity Transactions and Stock Incentive Plan, there have been no other subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements as of and for the year ended December 31, 2025.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item regarding the members of our Board of Directors and our audit committee, including our audit committee financial expert, will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Executive Officers,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

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

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Playtika Holding Corp. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II, Item 8 of this report are listed below:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

(a)(2)    Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is otherwise included.

PLAYTIKA HOLDING CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year ended December 31, 2025	$60.3	$4.3	$(12.7)	$51.9
Year ended December 31, 2024	45.0	15.5	(0.2)	60.3
Year ended December 31, 2023	39.4	5.8	(0.2)	45.0

(a)(3)    Exhibits:

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)
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
4.5
Indenture, dated March 11, 2021, among Playtika Holding Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on March 11, 2021)

4.6	Form of 4.250% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, as filed with the SEC on March 11, 2021)
4.7
First Supplemental Indenture and Subsidiary Guarantee, dated August 26, 2021, among Playtika Holding Corp., Playtika ST Holding GmbH, Seriously Digital Entertainment Oy, Supertreat GmbH, Wooga GmbH, Wooga ParentCo DE GmbH and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on November 4, 2021)

4.8
Second Supplemental Indenture and Subsidiary Guarantee, dated January 21, 2025, among Playtika Holding Corp., G.S Innplay Labs Ltd, Screenshake Ltd, Simple Play Ltd, SuperPlay Ltd, SuperPlay Games LLC and Wilmington Trust, National Association, as trustee
X
4.9
Stockholders Agreement dated July 11, 2022, between Playtika Holding Corp. and Joffre Palace Holdings Limited (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 11, 2022)

10.1
Credit Agreement, dated as of December 10, 2019, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.1.1
Incremental Assumption Agreement No. 1, dated as of June 15, 2020, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.1.2
First Amendment to Credit Agreement, dated as of October 23, 2020, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 7, 2021)

10.1.3
Incremental Assumption Agreement No. 2, dated as of January 15, 2021, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 20, 2021)

10.1.4
Incremental Assumption Agreement No. 3 and Second Amendment to Credit Agreement, dated as of March 11, 2021, among Playtika Holding Corp., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 11, 2021)

10.1.5
Third Amendment to Credit Agreement, dated as of June 19, 2023, among Playtika Holding Corp., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q, as filed with the SEC on August 8, 2023)

10.1.6
Fourth Amendment to Credit Agreement, dated as of April 23, 2025, among Playtika Holding Corp., the subsidiary guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch (as successor in interest to Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 25, 2025)

10.1.7
Incremental Assumption Agreement No. 4 and Fifth Amendment to Credit Agreement, dated as of February 16, 2026, among Playtika Holding Corp., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A. (as successor in interest to UBS AG, Stamford Branch, as successor in interest to Credit Suisse AG, Cayman Islands Branch), as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 17, 2026)

10.2
Form of Indemnification Agreement between Playtika Holding Corp. and its directors and officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
10.3	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the SEC on January 7, 2021)
10.4
Share Purchase Agreement, dated as of September 14, 2023, by and among Playtika Ltd., G.S. InnPlay Labs Ltd. and the shareholders of InnPlay Labs Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 15, 2023)

10.4.1
First Amendment to Share Purchase Agreement, dated as of June 18, 2024, by and among Playtika Ltd., G.S. InnPlay Labs Ltd, and the shareholders of InnPlay Labs Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2024)

10.5
Share Purchase Agreement, dated as of September 18, 2024, by and among Playtika Holding Corp., Playtika Ltd., SuperPlay Ltd., the shareholders of SuperPlay Ltd. and Gigi Levy-Weiss, as the shareholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 20, 2024)

10.5.1
First Amendment to Share Purchase Agreement, dated as of January 16, 2025, by and among Playtika Holding Corp., Playtika Ltd., SuperPlay Ltd., the shareholders of SuperPlay Ltd. and Gigi Levy-Weiss, as the shareholder representative
X
10.5.2
Second Amendment to Share Purchase Agreement, dated as of May 29, 2025, by and among Playtika Holding Corp., Playtika Ltd., SuperPlay Ltd., the shareholders of SuperPlay Ltd. and Gigi Levy-Weiss, as the shareholder representative (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2025)

10.5.3
Third Amendment to Share Purchase Agreement, dated as of January 13, 2026, by and among Playtika Holding Corp., Playtika Ltd., SuperPlay Ltd., the shareholders of SuperPlay Ltd. and Gigi Levy-Weiss, as the shareholder representative
X
10.6#
2020 Incentive Award Plan, including Sub-Plan for Israeli Participants (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.6.1#
Amendment No. 1 to Playtika Holding Corp. 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.6.2#	Form of Restricted Stock Unit Agreement under 2020 Incentive Award Plan (U.S. Non-Executives)	X
10.6.3#	Form of Restricted Stock Unit Agreement under 2020 Incentive Award Plan (U.S. Executives)	X
10.6.4#	Form of Restricted Stock Unit Agreement under 2020 Incentive Award Plan (Israel 102 Non-Executives)	X
10.6.5#	Form of Restricted Stock Unit Agreement under 2020 Incentive Award Plan (Israel 102 Executives)	X
10.6.6#	Form of Restricted Stock Unit Agreement under 2020 Incentive Award Plan (Israel 3(i))	X
10.6.7#	Form of Restricted Stock Unit Agreement under 2020 Incentive Award Plan (Non-Israel Global)	X
10.6.8#
Form of Stock Option Agreement under 2020 Incentive Award Plan (U.S.)(incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.6.9#
Form of Stock Option Agreement under 2020 Incentive Award Plan (Israel 102)(incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.6.10#	Form of Performance Stock Unit Agreement under 2020 Incentive Award Plan (U.S.)	X
10.6.11#	Form of Performance Stock Unit Agreement under 2020 Incentive Award Plan (Israel)	X
10.7#
Employment Agreement, dated as of December 20, 2011, by and between Playtika Ltd. and Robert Antokol (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.7.1#
Amendment to Employment Agreement, dated as of December 12, 2022, by and between Playtika Ltd. and Robert Antokol (incorporated herein by reference to Exhibit 10.21.1 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 28, 2023)

10.7.2#
Amendment to Employment Agreement, dated as of April 22, 2025, by and between Playtika Ltd. and Robert Antokol (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2025)

10.8#
Employment Agreement, dated as of March 15, 2017, by and between Playtika Ltd. and Nir Korczak (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, as filed with the SEC on December 18, 2020)

10.9#
Employment Agreement, dated as of November 30, 2022, by and between Playtika Ltd. and Gili Brudno (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 4, 2023)

10.10#
Employment Agreement, dated as of June 4, 2024, by and between Playtika Ltd. and Uri Rubin (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2024)

10.11#
Employment Agreement, dated as of June 9, 2024, by and between Playtika Ltd. and Ariel Sandler (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2024)

10.11.1#
Amendment to Employment Agreement, dated as of April 22, 2025, by and between Playtika Ltd. and Ariel Sandler (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2025)

19.1	Playtika Holding Corp. Insider Trading Compliance Policy (incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 27, 2025)
21.1	List of Significant Subsidiaries of the Registrant	X

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1
Playtika Holding Corp. Policy for Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 26, 2024)

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
Robert Antokol
Chief Executive Officer and Chairperson of the Board
Dated as of February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2026.

Name	Title
/s/ Robert Antokol	Chief Executive Officer (principal executive officer) and
Robert Antokol	Chairperson of the Board of Directors

/s/ Craig Abrahams	President and Chief Financial Officer
Craig Abrahams	(principal financial officer)

/s/ Erez Hershkovitz	Chief Accounting Officer (principal accounting officer)
Erez Hershkovitz

/s/ Marc Beilinson	Director
Marc Beilinson

/s/ Bing Yuan	Director
Bing Yuan

/s/ Tian Lin	Director
Tian Lin

/s/ Dana Gross	Director
Dana Gross

/s/ Hong Du	Director
Hong Du