Form 10-Q
period 2026-03-31
Playtika Holding Corp.
filed 2026-05-07
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026 the registrant had 380,379,545 shares of common stock, $0.01 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The achievement or success of the matters covered by such forward-looking statements involves significant risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. Moreover, we operate in a very competitive and rapidly changing environment and industry. As a result, it is not possible for our management to assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report on Form 10-Q, including the documents incorporated by reference, may not occur and actual results could differ materially and adversely from those anticipated, predicted or implied in the forward-looking statements.

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
•our inability to refinance our indebtedness, including, without limitation, our $550 million revolving credit facility which is set to expire in March 2027, or to obtain additional financing on favorable terms or at all;
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

In addition, statements about the impact of the Wars in Israel and Ukraine are subject to the risks that hostilities may escalate and expand and that the actual impact may differ, possibly materially, from what is currently expected. Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 26, 2026. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$779.2	$684.2
Short-term investments	—	136.0
Restricted cash	1.5	1.5
Accounts receivable	180.0	161.8
Prepaid expenses and other current assets	108.2	80.4
Total current assets	1,068.9	1,063.9
Property and equipment, net	96.4	102.9
Operating lease right-of-use assets	118.6	124.2
Intangible assets other than goodwill, net	401.0	425.7
Goodwill	1,695.7	1,695.7
Deferred tax assets, net	173.7	173.2
Investments in unconsolidated entities	17.3	17.5
Other non-current assets	115.3	115.8
Total assets	$3,686.9	$3,718.9

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$11.1	$11.1
Accounts payable	87.3	80.3
Contingent consideration	459.0	454.0
Operating lease liabilities	25.4	27.5
Accrued expenses and other current liabilities	321.3	395.0
Total current liabilities	904.1	967.9
Long-term debt	2,375.4	2,378.0
Contingent consideration	370.0	280.0
Operating lease liabilities	108.3	115.4
Deferred tax liabilities	5.1	8.2
Other long-term liabilities	387.1	380.8
Total liabilities	4,150.0	4,130.3
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 432.2 and 428.8 shares issued, respectively, and 380.4 and 377.0 shares outstanding, respectively	4.3	4.3
Treasury stock at cost, 51.8 shares	(603.5)	(603.5)
Additional paid-in capital	1,436.2	1,423.1
Accumulated other comprehensive income	8.6	15.9
Accumulated deficit	(1,308.7)	(1,251.2)
Total stockholders' deficit	(463.1)	(411.4)
Total liabilities and stockholders’ deficit	$3,686.9	$3,718.9

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues	$744.7	$706.0
Costs and expenses
Cost of revenue	192.2	197.4
Research and development	98.0	103.8
Sales and marketing	360.6	271.8
General and administrative	143.5	65.2
Total costs and expenses	794.3	638.2
Income (loss) from operations	(49.6)	67.8
Interest and other, net	24.2	26.7
Income (loss) before income taxes	(73.8)	41.1
Provision for income taxes	(16.3)	10.5
Net income (loss)	(57.5)	30.6
Other comprehensive income (loss)
Foreign currency translation	—	7.2
Change in fair value of derivatives	(7.3)	(6.7)
Total other comprehensive income (loss)	(7.3)	0.5
Comprehensive income (loss)	$(64.8)	$31.1

Net income (loss) per share attributable to common stockholders, basic	$(0.15)	$0.08
Net income (loss) per share attributable to common stockholders, diluted	$(0.15)	$0.08
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	378.3	375.4
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	378.3	376.0
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except for per share data)
(Unaudited)

	Share capital
	Shares Outstanding	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2026	377.0	$4.3	$(603.5)	$1,423.1	$15.9	$(1,251.2)	$(411.4)
Net loss	—	—	—	—	—	(57.5)	(57.5)
Stock-based compensation	—	—	—	14.2	—	—	14.2
Issuance of shares upon vesting of RSUs and PSUs	3.4	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	*	*	—	(1.1)	—	—	(1.1)
Other comprehensive loss	—	—	—	—	(7.3)	—	(7.3)
Balances at March 31, 2026	380.4	$4.3	$(603.5)	$1,436.2	$8.6	$(1,308.7)	$(463.1)

	Share capital
	Shares Outstanding	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2025	375.3	$4.1	$(603.5)	$1,362.7	$(0.2)	$(894.2)	$(131.1)
Net income	—	—	—	—	—	30.6	30.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(0.8)	*	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	—	25.8	—	—	25.8
Issuance of shares upon vesting of RSUs and PSUs	1.2	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	*	*	—	(0.6)	—	—	(0.6)
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balances at March 31, 2025	375.7	$4.1	$(603.5)	$1,383.1	$0.3	$(901.2)	$(117.2)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(57.5)	$30.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	10.0	11.1
Amortization of intangible assets	34.9	48.1
Stock-based compensation	14.1	25.5
Amortization of loan discount	2.1	1.9
Change in contingent consideration	95.0	6.9
Change in deferred taxes, net	(2.2)	(4.5)
Loss (gain) from foreign currency	(0.3)	0.1
Non-cash lease expense (income), net	(0.7)	(1.3)
Other operating activities	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	(18.2)	(4.4)
Prepaid expenses and other current and non-current assets	(35.8)	(1.9)
Accounts payable	10.6	8.3
Accrued expenses and other current and non-current liabilities	(29.6)	(101.6)
Net cash provided by operating activities	22.8	18.8
Cash flows from investing activities
Purchase of property and equipment	(5.7)	(10.4)
Capitalization of internal use software costs	(8.9)	(8.3)
Purchase of software for internal use	(5.6)	(6.6)
Proceeds from short-term investments	135.6	—
Purchase of short-term investments	—	(79.5)
Other investing activities	0.1	(0.3)
Net cash provided by (used in) investing activities	115.5	(105.1)
Cash flows from financing activities
Dividend paid	(37.7)	(37.3)
Repayments on bank borrowings	(4.8)	(4.8)
Payment of tax withholdings on stock-based payments	(1.1)	(0.5)
Payment for share buyback	—	(4.8)
Net cash used in financing activities	(43.6)	(47.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.3	2.3
Net change in cash, cash equivalents and restricted cash	95.0	(131.4)
Cash, cash equivalents and restricted cash at the beginning of the period	685.7	567.7
Cash, cash equivalents and restricted cash at the end of the period	$780.7	$436.3

	Three months ended March 31,
	2026	2025
Supplemental cash flow disclosures
Cash paid for income taxes	$13.7	$17.3
Cash paid for interest	$38.9	$40.6
Non-cash financing and investing activities
Accrued purchases of property and equipment and intangible assets	$4.0	$2.4
Right-of-use assets acquired under operating leases	$0.2	$31.9
Capitalization of stock-based compensation costs	$0.1	$0.3
Accrued dividend	$—	$37.6
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2025 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

Financial statements in United States dollars

The currency of the primary economic environment in which the operations of Playtika and its subsidiaries are conducted is the U.S. dollar ("dollar"); thus, the dollar is the functional currency of Playtika and its subsidiaries. Playtika and its subsidiaries' transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with ASC 830, Foreign Currency Matters. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as financial income or expenses, as appropriate.

During the first quarter of 2026, the Company changed the functional currency of a certain subsidiary from its respective local currency to the U.S. dollar. The change in functional currency is due to increased exposure to the U.S. dollar as a result of a change in facts and circumstances in the primary economic environment in which the subsidiary operates.

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

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable as of the dates indicated:

	March 31, 2026	December 31, 2025
	%
Apple	58%	56%
Google	26%	28%

Accounts receivable are recorded at their transaction amounts and do not bear interest. The Company bases its allowance for credit losses on management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on historical collection experience and current economic and market conditions. There were no credit losses for the three months ended March 31, 2026 and 2025.

Severance Pay

On January 14, 2026, the Company announced a reduction in workforce by approximately fifteen percent, which was substantially complete during the first quarter of 2026. Severance liabilities associated with this reduction in force were recognized as incurred within operating expenses on the consolidated statements of comprehensive income and totaled approximately $13.6 million for the three months ended March 31, 2026.

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

The Company accounts for investments in debt securities in accordance with ASC No. 320, "Investments - Debt Securities". The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders' deficit. Gains and losses are determined using the specific identification method and recognized when realized in the consolidated statements of comprehensive income.

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

For the three months ended March 31, 2026 and 2025, credit losses were immaterial.

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

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. During the three months ended March 31, 2026 and 2025, no changes were recorded due to impairment or changes in fair value.

Net income (loss) per share attributable to common stockholders

For all periods presented herein, basic net income (loss) per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income (loss) per share reflects the effect of all potentially dilutive common shares outstanding by dividing net income (loss) by the weighted-average of all common and potentially dilutive shares outstanding. Performance Stock Units (“PSUs”) are considered potentially dilutive as of the first day of the reporting period in which the underlying performance metric is achieved. In the event of a loss, diluted shares are not considered because of their anti-dilutive effect. The Company uses the treasury stock method on a grant-by-grant basis as the method for determining the dilutive effect of options, Restricted Stock Units (“RSUs”) and PSUs. Under this method, it is assumed that the hypothetical proceeds received upon settlement are used to repurchase common shares at the average market price during the period.

Recently issued accounting standards not yet adopted by the Company

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), which addresses authoritative guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

NOTE 2.     SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2025 are as follows (in millions):

	December 31, 2025
	Amortized cost	Allowance for credit losses	Unrealized gains, gross	Unrealized losses, gross
Term deposits	$71.8	$—	$—	$—
Commercial papers	64.2	—	—	—
Total short-term investments	$136.0	$—	$—	$—

There were no short-term investments as of March 31, 2026.

NOTE 3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at March 31, 2026 and December 31, 2025 are as follows (in millions):

	March 31, 2026	December 31, 2025
Media buy	$108.4	$72.7
Accrued expenses	90.8	98.4
Employees and related expenses	86.2	142.3
Deferred revenues	20.5	28.8
Tax accruals	15.4	15.1
Dividend payable	—	37.7
Total accrued expenses and other current liabilities	$321.3	$395.0

NOTE 4.    DEBT

	March 31, 2026				December 31, 2025
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	6.537%	$1,790.3	$1,805.0	$1,793.2
Senior Notes	2029	4.250%	596.2	600.0	595.9
Revolving Credit Facility	2027	n/a	—	—	—
Total debt			2,386.5	2,405.0	2,389.1
Less: Current portion of long-term debt			(11.1)	(19.0)	(11.1)
Long-term debt			$2,375.4	$2,386.0	$2,378.0

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $18.5 million and $20.7 million at March 31, 2026 and December 31, 2025, respectively.

Credit Agreement

The Company has a $1.9 billion senior secured first lien term loan (the “Term Loan”) maturing on March 11, 2028 and a $550 million revolving credit facility (the “Revolving Credit Facility”) (together, the “Credit Agreement”), maturing on March 6, 2027 (subject to certain conditions, see below). The Term Loan requires quarterly principal payments equal to 0.25% of the original aggregate principal amount of the Term Loan with balance due at maturity.

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At March 31, 2026, the Company’s first-priority net senior secured leverage ratio was 1.4 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of March 31, 2026.

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

On February 16, 2026, the Company entered into an Incremental Assumption Agreement No. 4 and Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement which, among other things, effected a refinancing of the Company’s existing $550 million revolving credit facility under the Credit Agreement (the “New Revolving Credit Facility”) on March 11, 2026 subject to the satisfaction of certain conditions set forth therein. The New Revolving Credit Facility will mature on March 6, 2027. Other than the revised maturity date, the New Revolving Credit Facility retains the same material terms as the Company’s existing revolving credit facility immediately prior to the effectiveness of the Fifth Amendment.

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

Other than what is disclosed above, other significant terms and conditions of the Credit Agreement have not changed from what was disclosed in Note 13, Debt in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.

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

The significant terms and conditions of the Notes have not changed from what was disclosed in Note 13, Debt in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.

NOTE 5.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of March 31, 2026, a total of 63,970,413 shares of the Company’s common stock had been allocated to awards granted under the Plan and 16,231,005 shares remained available for future grants.

Stock repurchase program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or discontinued at any time at the Company’s discretion. There were no shares of common stock repurchased and retired during the three months ended March 31, 2026. As of March 31, 2026, $129.0 million remains available under the Company’s stock repurchase program.

Stock options

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2026:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2026	1.1	5.7	$17.16	$—
Granted	—		$—
Exercised	—
Forfeited	(0.1)		$16.65
Expired	—		$—
Outstanding at March 31, 2026	1.0	5.5	$17.19	$—
Exercisable at March 31, 2026	1.0	5.4	$17.52	$—

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value associated with all employee stock options. There were no options granted in the three months ended March 31, 2026 or 2025.

RSUs

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2026:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2026	18.4	$5.94
Granted	1.0	$3.35
Vested	(1.7)	$7.33	$5.1
Forfeited	(1.1)	$6.90
Outstanding at March 31, 2026	16.6	$5.58

The Company used the associated per-share value at the time of grant to determine the compensation cost to be recognized for the RSUs granted during the three months ended March 31, 2026. For grants of RSUs during period when the Company expects to pay dividends, the Company estimates the fair value for compensation cost using the value of its common stock on the date of grant, reduced by the present value of dividends expected to be paid on its shares of common stock prior to vesting.

The table below summarizes the assumptions used for the RSUs granted during the three months ended March 31, 2025:

Three months ended March 31,
2025
Risk-free interest rate	4.19% - 4.22%
Expected dividend yield	5.42% - 5.46%
Expected term in years	2.8 - 3.1

PSUs

The following table summarizes the Company’s PSU activity during the three months ended March 31, 2026:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2026	10.8	$5.02
Granted	—	$—
Vested	(2.1)	$7.14	$7.4
Forfeited	(2.5)	$3.86
Outstanding at March 31, 2026	6.2	$4.75
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

Stock-based compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended March 31,
	2026	2025
Stock options	$0.1	$0.3
RSUs	11.3	15.0
PSUs	2.8	10.5
Total stock-based compensation costs	$14.2	$25.8

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended March 31,
	2026	2025
Research and development expenses	$2.4	$4.5
Sales and marketing expenses	0.7	0.8
General and administrative expenses	11.0	20.2
Total stock-based compensation costs, net of amounts capitalized	$14.1	$25.5

The Company capitalized stock-based compensation of $0.1 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $0.2 million, $87.4 million and $14.4 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 0.8 years, 2.4 years and 1.5 years, respectively.

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

The aggregate fair value of the Company’s interest rate swap agreements was a net asset of $2.9 million as of March 31, 2026, and was recorded in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows in amounts detailed in Note 7, Fair Value Measurements.

Foreign currency hedge agreements

At March 31, 2026, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future salary expenses the Company had hedged was approximately $245.4 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net asset of $4.5 million as of March 31, 2026 and was recorded in the accompanying consolidated balance sheets in amounts detailed in Note 7, Fair Value Measurements.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended March 31,
	2026	2025
Derivative instruments - foreign currency derivative contracts	$101.5	$38.8
Derivative instruments - interest rate swaps	—	—
Derivative instruments - others (non-hedging)	—	—

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

The following table summarizes the fair value of the Company’s long-term debt for disclosure purposes (in millions):

	March 31, 2026
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,805.0	$1,689.9	Level 2
Senior Notes	600.0	462.0	Level 2
Total debt	$2,405.0	$2,151.9

	December 31, 2025
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,809.8	$1,746.5	Level 2
Senior Notes	600.0	539.3	Level 2
Total debt	$2,409.8	$2,285.8

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025 (in millions):

		Fair Value at
	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Cash equivalents
Money market funds	Level 1	$431.2	$291.3
Term deposits	Level 2	160.9	198.5
Commercial papers	Level 2	—	39.8

Short-term investments
Term deposits	Level 1	$—	$71.8
Commercial papers	Level 2	—	64.2

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$2.4	$4.9
Derivative instruments - foreign exchange contracts	Level 2	6.7	12.9

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$0.5	$—

Accrued expenses and other current liabilities
Derivative instruments - interest rate swaps	Level 2	$—	$0.6
Derivative instruments - foreign exchange contracts	Level 2	2.2	*

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$—	$1.5
_______

*    Represents an amount less than $0.1

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

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2026	$734.0
Fair value adjustments based upon post-acquisition performance and passage of time	95.0
Balance as of March 31, 2026 (1)	$829.0
_______
(1)    Amount comprised of $829.0 million for SuperPlay acquisition.

The Company estimated the fair value of its SuperPlay contingent consideration liability using a Monte Carlo simulation to model components of cash flow analyses. The significant assumptions used in the SuperPlay model include revenue volatility of 10%, discount rate of 11.8% and a risk free rate of 4.9%. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The extent to which the actual results differ from assumptions made within the simulation and analyses, along with adjustments resulting from the passage of time, will result in changes in these liabilities in future periods. Based on certain gross revenue growth and Adjusted EBITDA metrics of SuperPlay during the calendar year 2026, earnout payments could exceed currently estimated amounts.

The Company has not elected the fair value measurement option under ASC 825 for any financial assets or liabilities.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

On November 13, 2023, plaintiff Gina Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. The plaintiff filed an amended complaint on August 28, 2025, adding several individual plaintiffs. The Company removed the case to federal court on September 29, 2025. On January 12, 2026, Plaintiffs voluntarily dismissed claims by plaintiffs Gina Burt, Don Burt and Jamie Trimble, proceeding with Hunter Trimble as the sole named plaintiff. In response to a joint motion of the parties, on January 28, 2026, the court entered an order compelling arbitration of plaintiff’s claims. Plaintiff filed an arbitration demand on March 20, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s social casino-themed games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The court ordered arbitration and stayed the case on August 20, 2025. The parties held a preliminary arbitration conference call on December 5, 2025 and submitted initial briefs on March 20, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On June 6, 2025, plaintiff Stuart Mills filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., on behalf of all Alabama-based players of the Company’s games in the Circuit Court of Franklin County, Alabama. The suit, like the suit brought by Gayla Hamilton Mills, alleges that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. The suit was filed by the same counsel who represent Gayla Hamilton Mills. The Company removed the case to the U.S. District Court for the Northern District of Alabama on July 11, 2025. Plaintiff’s motion to remand to state court was filed on August 11, 2025. The court denied the motion to remand and compelled the parties to arbitration on January 20, 2026. Plaintiff filed a petition seeking permission for interlocutory review by the Eleventh Circuit U.S. Court of Appeals of the denial of his motion to remand on January 30, 2026. The court denied the petition on February 19, 2026 and plaintiff filed an arbitration demand on March 11, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows

On August 22, 2024, plaintiff Dianne Fuqua filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the District Court for the Western District of Kentucky, alleging that the Company’s casino-themed social games are unlawful gambling under Kentucky law. The lawsuit sought to recover three times the amount paid by Kentucky residents to the Company from its games during the period from August 2019 through June 2023 plus interest, costs and any other relief to which plaintiff is entitled to. On November 21, 2025, the court on its own initiative ordered both parties to submit briefs addressing whether plaintiff possesses Article III (constitutional) standing for purposes of jurisdiction in federal court. The parties submitted simultaneous briefs on December 22, 2025, in response to that order. On March 26, 2026, the court dismissed the case for lack of subject-matter jurisdiction. On April 24, 2026, plaintiff filed a notice of appeal with the Sixth Circuit U.S. Court of Appeals. At this stage, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On October 27, 2025, plaintiff Andrew Wright filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of Utah, alleging that the Company’s social casino-themed games are unlawful gambling under Utah law. The lawsuit seeks to recover twice the amount of economic losses suffered by Utah residents to the Company in connection with its social casino-themed games plus interest and attorneys’ fees. The Company filed a motion to compel arbitration on February 17, 2026. On April 15, 2026, the court granted our motion to compel arbitration and stayed the case. At this stage, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On October 29, 2025, plaintiff William Barbarino filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of New Jersey, alleging that the Company’s social casino-themed games are unlawful gambling under federal and New Jersey law. The lawsuit seeks to recover up to three times the amount of economic losses suffered by New Jersey residents to the Company in connection with its social casino-themed games plus interest, attorneys’ fees and other relief to which the plaintiff and the putative class may be entitled. The parties filed a joint stipulation and proposed order submitting the claims to arbitration, staying the case and preserving the parties’ positions on January 27, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On June 24, 2025, we received a letter from the Attorney General of the State of Washington alleging that our social casino-themed and bingo-themed games violate state gambling and consumer protection laws, and requesting that we pay certain monetary penalties and prevent those games from being available to play in the state in the future. The Attorney General initiated a lawsuit in King County Superior Court in the State of Washington on February 3, 2026, against the Company and several of its subsidiaries asserting those same allegations. The Attorney General is seeking injunctive and declaratory relief, recovery of monies spent by Washington players in the games, civil statutory penalties, costs and fees, and other relief. The Company’s response to the complaint is due on May 18, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On July 8, 2025, the Company received pre-arbitration notices from another law firm purporting to represent 3,860 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s social casino-themed games violate state laws against gambling and that the games use false, deceptive and misleading practices. The notice demands the payment of the greater of $5,000 or the actual amount of in-game losses for the claimants, plus punitive and other damages and attorneys’ fees as well as the cessation of the alleged unlawful conduct. On August 5, 2025, we were notified that the law firm was continuing to solicit claimants and that they now represented 4,688 claimants. On November 4, 2025, the law firm filed arbitration demands on behalf of 1,642 claimants. On March 23, 2026, the claimants filed an amended demand naming certain of the Company’s officers as additional respondents. The amended demand alleges that the officers engaged in fraud and racketeering by virtue of their authority over the Company’s games and practices which the claimant alleges violate gambling and consumer protections laws. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

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

On December 8, 2025, Toni Morrow filed a putative class action complaint in the United States District Court for the Western District of Washington against SuperPlay Ltd., relating to the game Dice Dreams. The complaint alleges, among other things, that the game constitutes unlawful gambling under Washington law and includes unfair and deceptive practices in connection with in-game purchase offers and purported “sales”, and seeks, inter alia, injunctive relief and restitution. SuperPlay Ltd. filed its response to the complaint on April 24, 2026. The matter is in its preliminary stages. Accordingly, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On December 10, 2025, Maor Ben Shushan filed a Motion for Certification of a class action lawsuit in the District Court in Central Lod, Israel, against Playtika Group Israel Ltd. (“PGI”), alleging misleading price presentation in connection with in-app purchases offered to Israeli users in U.S. dollars in several Playtika games, including Slotomania, House of Fun, Caesars Slots, and others, resulting in higher final charges due to undisclosed foreign currency conversion rates and related fees. The lawsuit seeks NIS 18,357 in personal damages to the petitioner and approximately NIS 28 million in damages to the tentative class or approximately USD $8.8 million, using the exchange rate of NIS 3.19: USD $1.00, which was the exchange rate in effect on December 31, 2025. A pre-trial hearing on the motion is scheduled for September 9, 2026. As these claims are in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On January 5, 2026, Daniela Beninati filed a putative class action in the Federal Court of Australia (Victoria Registry) against the Company, alleging that certain of our social casino-themed games constitute unlawful interactive gambling services under the Australian Interactive Gambling Act 2001 (Cth), and that the Company engaged in misleading or deceptive conduct and unconscionable conduct in violation of the Australian Consumer Law in connection with the marketing and monetization of such games. The complaint seeks, inter alia, declaratory and injunctive relief, restitution of amounts paid for in-game virtual currency by Australian-based users, damages, interest and costs. On March 26, 2026 the Company filed a motion to compel arbitration and stay the lawsuit. An interlocutory hearing has been scheduled for September 24, 2026. The matter is in its preliminary stages. Accordingly, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On March 6, 2026, Crystiauna McLallen filed a putative class action complaint in the United States District Court for the Eastern District of Washington against SuperPlay Ltd., relating to its games, including Dice Dreams and Domino Dreams. The complaint alleges, among other things, that the games constitute unlawful gambling under Washington law and violate state consumer protection laws, and seeks, inter alia, injunctive relief and restitution on behalf of a class of Washington residents who made purchases in the games. Per agreement of the parties, Superplay Ltd.’s response to the complaint is due on June 22, 2026. The matter is in its preliminary stages. Accordingly, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On March 26, 2024, the Tel Aviv 3 Tax Office (the “ITA”) issued an assessment order (the “2017 Assessment Order”) to Playtika Ltd. for tax year 2017 alleging that Playtika Ltd. should have applied a higher tax rate to certain income and denying certain tax credits. The 2017 Assessment Order claimed that, as of March 26, 2024, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax year 2017 in the amount of approximately NIS 72.9 million. On April 14, 2024, Playtika Ltd. filed a notice of appeal in the Tel Aviv District Court challenging the 2017 Assessment Order. On May 15, 2024, the ITA filed its statement of assessment grounds, and on December 1, 2024, Playtika Ltd. filed its statement of appeal grounds. On June 12, 2025, the ITA issued an assessment order (the “2018 Assessment Order”) for tax year 2018 in which it repeated similar arguments to those raised in the 2017 Assessment Order and also disallowed certain aircraft-related business expenses. The 2018 Assessment Order claimed that, as of June 12, 2025, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax year 2018 in the amount of approximately NIS 85.8 million. On June 26, 2025, Playtika Ltd. filed a notice of appeal and a case was opened in the Tel Aviv District Court. On July 14, 2025, the ITA filed its statement of assessment grounds, and on September 29, 2025, Playtika Ltd. filed its statement of appeal grounds. On December 14, 2025, the cases relating to the 2017 Assessment Order and 2018 Assessment Order were consolidated and a preliminary hearing occurred. At the preliminary hearing, the Court determined that, in light of the expected imminent issuance of assessment orders for additional years, the deadlines for filing affidavits and the evidentiary hearing date for witness examinations would be set after the arguments are filed in connection with the additional assessment orders for tax years 2019-2021. In this hearing, the ITA informed the Court that it was rescinding its claims disallowing the aircraft-related business expenses. On December 11, 2025, the ITA issued an assessment order (the “2019-2021 Assessment Order”) to Playtika Ltd. for tax years 2019-2021. In that order, the ITA repeated similar arguments to those raised in the 2017 Assessment Order and the 2018 Assessment Order and also denied foreign tax credits in the amount of approximately NIS 19 million for tax years 2019-2021. In addition, in the 2019-2021 Assessment Order, the ITA alleged that the interest rate set for intercompany loans Playtika Ltd. provided should have been higher under transfer pricing principles. The ITA also claimed a “secondary adjustment” in the form of interest on a deemed debt balance in favor of Playtika Ltd., due to the additional deemed income owed to Playtika Ltd. per the ITA’s claims. The 2019-2021 Assessment Order claimed that, as of December 11, 2025, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax years 2019-2021 in the amount of approximately NIS 312.9 million. On December 31, 2025, Playtika Ltd.filed a notice of appeal regarding the 2019-2021 Assessment Order and a case was opened in the Tel Aviv District Court. On January 28, 2026, the ITA filed its statement of assessment grounds. Playtika Ltd.’s current deadline for filing its appeal arguments is June 21, 2026 (subject to extensions). On April 22, 2026, the court approved the consolidation of all of the cases relating to the assessment orders described above. The total amount of the assessments under the 2017 Assessment Order, the 2018 Assessment Order and the 2019-2021 Assessment Order was approximately USD $149 million as of the respective dates of the assessment orders, using the exchange rate of NIS 3.17: USD $1.00, which was the exchange rate in effect on March 31, 2026. This amount remains subject to continued accrual interest and linkage of the Israeli CPI until paid. The Company intends to pursue this case vigorously. See Note 12, Income Taxes, for additional information.

NOTE 9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended March 31,
	2026	2025
Geographic location
USA	$453.4	$462.1
EMEA	189.3	155.8
APAC	60.3	45.7
Other	41.7	42.4
Total	$744.7	$706.0

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended March 31,
	2026	2025
Third-party platforms	$452.9	$526.8
Direct-to-consumer platforms	291.8	179.2
Total revenues	$744.7	$706.0
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	March 31, 2026	December 31, 2025
Accounts receivable	$180.0	$161.8
Contract assets (1)	3.7	5.5
Contract liabilities (2)	20.5	28.8
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During three months ended March 31, 2026, the Company recognized $22.4 million of its contract liabilities that were outstanding as of December 31, 2025.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 10.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The CODM uses revenues and net income for purposes of assessing performance and deciding how to allocate resources. In addition to revenues and net income, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: interest expense (as disclosed in Note 11, Interest and Other, Net,) and advertising expense, which was $331.9 million and $224.4 million for the three months ended March 31, 2026 and 2025, respectively. Asset information as presented on the consolidated balance sheets is provided to the CODM.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	March 31, 2026	December 31, 2025
Israel	$86.0	$90.7
USA	52.6	57.0
Germany	32.6	33.4
Ukraine	21.9	22.6
Other	21.9	23.4
Total long-lived assets, net	$215.0	$227.1

NOTE 11.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended March 31,
	2026	2025
Interest expense	$34.7	$36.1
Interest income	(7.2)	(5.8)
Foreign currency translation differences, net	(3.4)	(3.7)
Other	0.1	0.1
Total interest and other, net	$24.2	$26.7

NOTE 12.    INCOME TAXES

	Three months ended March 31,
(in millions, except tax rate)	2026	2025
Income before income taxes	$(73.8)	$41.1
Provision for income taxes	$(16.3)	$10.5
Effective tax rate	22.1%	25.5%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2026 was primarily due to changes in estimated value of contingent consideration and tax rates in foreign jurisdictions, partially offset by impacts of tax positions that do not meet the more likely than not standard. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, state income taxes, and changes in valuation allowances, partially offset by a favorable impact of tax positions that do not meet the more likely than not standard.

On March 31, 2026, the Israeli Knesset enacted Chapter J, the Law for the Encouragement and Incentivization of Research and Development (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel. The R&D Law applies to qualifying R&D expenditures incurred beginning in the 2026 tax year and allows eligible companies, subject to meeting certain conditions, to offset Israeli income taxes or Israeli qualified domestic minimum top up tax (“QDMTT”), or alternatively to receive a government grant if the credit is not utilized. For the three months ended March 31, 2026, the impact of the R&D Law was immaterial to the Company's interim consolidated financial statements.

The Company accounts for refundable tax credits that are not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when the Company has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. Refundable tax credits are accounted for by analogy to government grants, as the Company can realize the benefit regardless of whether or not it has an income tax liability. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740, Income Tax. Refundable tax credits are recorded in the interim consolidated financial statements in accordance with their purpose, generally as a reduction of expenses, or a reduction of asset costs. For the three months ended March 31, 2026, tax credits were immaterial to the company's interim consolidated financial statements.

NOTE 13.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2026 and 2025 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2026	$2.9	$1.9	$11.1	$15.9
Other comprehensive income (loss) before reclassifications	—	3.1	(1.5)	1.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.0)	(5.9)	(8.9)
Balance as of March 31, 2026	$2.9	$2.0	$3.7	$8.6

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2025	$(20.9)	$22.5	$(1.8)	$(0.2)
Other comprehensive income (loss) before reclassifications	7.2	(4.1)	1.6	4.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	—	(4.2)
Balance as of March 31, 2025	$(13.7)	$14.2	$(0.2)	$0.3

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended March 31,
	2026	2025
Interest rate swaps	$—	$(2.5)
Foreign currency derivative contracts	(1.4)	0.3

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three months ended March 31, 2026 and 2025.

NOTE 14.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss)	$(57.5)	$30.6
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	378.3	375.4
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	378.3	376.0
Net income (loss) per share, basic	$(0.15)	$0.08
Net income (loss) per share, diluted	$(0.15)	$0.08

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

	Three months ended March 31,
	2026	2025
Stock options	1.0	1.3
RSUs	10.7	12.4
Total	11.7	13.7

In addition, 6.2 million and 10.3 million PSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2026 and 2025, respectively, because the minimum performance measures were not yet met.

NOTE 15.    SUBSEQUENT EVENTS

In late April 2026, the Company paid its first contingent consideration payment to the shareholders of SuperPlay in the amount of $461 million.

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

Recent Events

Since early 2026, the conflict involving Iran and Israel has intensified into a broader regional confrontation, with Iran and Israel exchanging missile, drone, and air strikes, and with related hostilities also involving Hezbollah in Lebanon, the Houthis in Yemen, and other Iran-aligned groups across the region. Recent reporting indicates that the conflict remains volatile and fluid, with continued diplomatic efforts and the potential for renewed escalation if a lasting arrangement is not reached.

While this prolonged regional conflict has not had a direct material financial impact on the Company as of the date of this filing, the Company’s headquarters are located in Israel, and the Company employs approximately 1,175 professionals in Israel, including the majority of the Company’s senior leadership team. The Company continues to actively monitor developments in Israel, Iran, and the broader region, including the possible effects of renewed hostilities, security disruptions, and related operational, supply chain, and personnel risks.

Components of our Results of Operations

Revenues

We primarily derive revenue from the sale of virtual items associated with online games.

We distribute our games to the end customer through various web and mobile platforms, such as Apple and Google and other web and mobile platforms plus our own Direct-to-Consumer (“DTC”) platforms. Through these platforms, users can download our free-to-play games and can purchase virtual items to enhance their game-playing experience. Players can purchase virtual items through various widely accepted payment methods offered in the games. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations and cannot be redeemed for cash nor exchanged for anything other than virtual items within our games.

Our games are played on various third-party platforms, some of which allow customers to choose to make purchases through our DTC platform or through the third-party platform. If paid through the third-party platform, the platform providers collect proceeds from our customers and pay us an amount after deducting platform fees. For purchases made through both the third-party and DTC platforms, we are primarily responsible for fulfilling the virtual items, have the control over the content and functionality of games and have the discretion to establish the virtual items’ prices. Therefore, we are the principal and, accordingly, revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within cost of revenue.
Cost of revenue

Cost of revenue includes payment processing fees, royalties, customer support, hosting fees and depreciation and amortization expenses associated with assets directly involved in the generation of revenues, including servers and internal use software. Payment processing fees and other related expenses for in-app purchases made through our DTC platforms are typically 3-4%. If our players choose to pay through a third-party platform, platform providers (such as Apple and Google)

charge a transactional payment processing fee of 30% to accept payments from our players for such purchases. We generally expect cost of revenue to fluctuate proportionately with revenues.

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

	Three months ended March 31,
	2026	2025
(in millions, except percentages, Average DPUs and ARPDAU)	(Unaudited)
Revenues	$744.7	$706.0
Total costs and expenses	$794.3	$638.2
Operating income (loss)	$(49.6)	$67.8
Net income (loss)	$(57.5)	$30.6
Adjusted EBITDA	$125.2	$167.3

Non-financial performance metrics
Average DAUs	8.6	9.0
Average DPUs (in thousands)	387	390
Average Daily Payer Conversion	4.5%	4.3%
ARPDAU	$0.94	$0.87
Average MAUs	30.1	31.8

Comparison of the three months ended March 31, 2026 versus the three months ended March 31, 2025

	Three months ended March 31,
	2026	2025
(in millions)	(Unaudited)
Revenues	$744.7	$706.0
Cost of revenue	$192.2	$197.4
Research and development	98.0	103.8
Sales and marketing	360.6	271.8
General and administrative	143.5	65.2
Total costs and expenses	$794.3	$638.2

Revenues

Revenues for the three months ended March 31, 2026 increased by $38.7 million when compared with the comparable period of 2025 primarily due to incremental revenues from certain SuperPlay titles which more than offset the decrease in revenues due to reduced monetization primarily in slot-themed games.

Cost of revenue

Cost of revenue for the three months ended March 31, 2026 decreased by $5.2 million when compared with the comparable period of 2025. The decrease in cost of revenue was primarily driven by a higher proportion of revenue generated through our direct-to-consumer platforms, which incur lower platform fees compared to third-party platforms, partially offset by increased platform fees associated with higher overall revenue and higher royalty expenses.

Research and development expenses

Research and development expenses for the three months ended March 31, 2026 decreased by $5.8 million when compared with the comparable period of 2025. The decrease was primarily attributable to lower headcount and reduced outsourcing spend as well as lower stock-based compensation expense as previously granted awards became fully vested, partially offset by the issuance of fewer new equity awards with lower grant-date fair values. This decrease was offset by severance expense related to the reduction in force during the three months ended March 31, 2026.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2026 increased by $88.8 million when compared with the comparable periods of 2025. The increases in sales and marketing expenses were due largely to increased media buy related to SuperPlay, offset by a decrease in media buy in some other games and in depreciation and amortization related to fully amortized assets. Sales and marketing expenses may materially fluctuate between quarters as a percentage of revenues depending on the timing of our marketing efforts driven primarily by our newly acquired studios such as SuperPlay and InnPlay.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 increased by $78.3 million when compared with the comparable period of 2025. The increase was primarily related to the $95 million adjustment to contingent consideration expense for the SuperPlay earnout, offset by a decrease attributable to lower stock-based compensation expense as previously granted awards became fully vested, partially offset by the issuance of fewer new equity awards with lower grant-date fair values.

Other Factors Affecting Net Income

	Three months ended March 31,
	2026	2025
(in millions)	(Unaudited)
Interest expense	$34.7	$36.1
Interest income	(7.2)	(5.8)
Foreign currency exchange, net	(3.4)	(3.7)
Other	0.1	0.1
Provision for income taxes	(16.3)	10.5
Interest

Interest expense for the three months ended March 31, 2026 decreased $1.4 million when compared with the same periods of 2025 as a result of lower variable rate debt balance and lower average interest rates paid on that balance.

Interest income for the three months ended March 31, 2026 increased by $1.4 million when compared with the same periods of 2025 as a result of higher balances held in interest bearing cash, cash equivalents and short-term investments, slightly offset by lower average interest rates earned on those balances.

Provision for income taxes

The effective income tax rate for the three months ended March 31, 2026 was 22.1% compared to 25.5% for the three months ended March 31, 2025. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2026 was primarily due to changes in estimated value of contingent consideration and tax rates in foreign jurisdictions, partially offset by impacts of tax positions that do not meet the more likely than not standard. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the three months ended March 31, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, state income taxes, and changes in valuation allowances, partially offset by a favorable impact of tax positions that do not meet the more likely than not standard. .

Net Income (Loss)

Upon aggregating all of the components of our results of operations above, net income (loss) for the three months ended March 31, 2026, decreased $88.1 million when compared with the same period of 2025.

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

	Three months ended March 31,
(in millions)	2026	2025
Net income (loss)	$(57.5)	$30.6
Provision for income taxes	(16.3)	10.5
Interest and other, net	24.2	26.7
Depreciation and amortization	44.9	59.2
EBITDA	(4.7)	127.0
Stock-based compensation(1)	14.1	25.5
Changes in estimated value of contingent consideration	95.0	6.9
Acquisition and related expenses(2)	7.2	6.5
Other items(3)	13.6	1.4
Adjusted EBITDA	$125.2	$167.3
Net income margin	(7.7)%	4.3%
Adjusted EBITDA margin	16.8%	23.7%

_______

(1)    Reflects stock-based compensation expense related to the issuance of equity awards to our employees and Directors.
(2)    Includes costs incurred to evaluate and pursue acquisition activities as well as costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    Amount for the three months ended March 31, 2026 consists entirely of severance, and the amount for the three months ended March 31, 2025 consists primarily of $0.7 million of severance incurred by the Company.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term highly liquid investments, and borrowings under our $550 million revolving credit facility (the “Revolving Credit Facility”) (together with our senior secured first lien term loan, the “Credit Agreement”). Our cash and cash equivalents and short-term investments totaled $779.2 million and $820.2 million at March 31, 2026 and December 31, 2025, respectively. On April 23, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement which, among other things, decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million. On February 16, 2026, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement which, among other things, extended the maturity of the Revolving Credit Facility to March 6, 2027.

As of March 31, 2026 and December 31, 2025, we had $550 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of our existing credit facilities or additional debt issuances.

In 2024 and 2025, our Board of Directors declared quarterly cash dividends of $0.10 per share on the Company’s outstanding common stock. Beginning in 2026, the Board determined to discontinue the regular quarterly dividend as part of a broader capital allocation strategy. The Company remains committed to maintaining financial discipline through a balanced evaluation of strategic growth opportunities, including potential mergers and acquisitions, alongside returns to stockholders and the capital needs of ongoing operations.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Three months ended March 31,
	2026	2025
Net cash flows provided by operating activities	$22.8	$18.8
Net cash flows used in investing activities	115.5	(105.1)
Net cash flows used in financing activities	(43.6)	(47.4)
Effect of foreign exchange rate changes on cash and cash equivalents	0.3	2.3
Net change in cash, cash equivalents and restricted cash	$95.0	$(131.4)

Operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2026 was $22.8 million compared with $18.8 million for the same period of 2025. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences.

Investing activities

Net cash flow provided by investing activities for the three months ended March 31, 2026 was $115.5 million compared with cash flow used in investing activities of $105.1 million for the same period of 2025. Cash flows related to investing activities generally includes activity related to the purchase of and proceeds from short-term investments and marketable securities as well as outflows related to the purchase and capitalization of assets. The activity for the three months ended March 31, 2026 includes a cash inflow of $135.6 million in proceeds from the sale of marketable securities. The activity for the three months ended March 31, 2025 includes a cash outflow of $79.5 million for the purchase of short-term investments.

Financing activities

Net cash flows used in financing activities for the three months ended March 31, 2026 was $43.6 million, compared with $47.4 million for the same period of 2025. Financing activity cash flows for the three months ended March 31, 2026 and 2025 primarily relates to cash dividends paid and repayments on our bank borrowings and for the three months ended March 31, 2025 includes $4.8 million of cash paid for repurchases of common stock under the Company’s stock repurchase program.

Capital resources

We have a $1.9 billion senior secured first lien term loan (the “Term Loan”) maturing on March 11, 2028, and a $550 million Revolving Credit Facility (together, the “Credit Agreement”) maturing on March 6, 2027. The Term Loan requires quarterly principal payments equal to 0.25% of the original aggregate principal amount of the Term Loan with balance due at maturity.

On March 11, 2021, we issued $600.0 million aggregate principal amount of our 4.250% senior notes due 2029 (the “Notes”). The Notes mature on March 15, 2029. Interest on the Notes will accrue at a rate of 4.250% per annum. Interest on the Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.

Significant terms of the Credit Facilities, the Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 4,

Debt, to the accompanying consolidated financial statements and in Note 13, Debt, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026.

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

We had borrowings outstanding under our Term Loan with book values of $1,790.3 million and $1,793.2 million at March 31, 2026 and December 31, 2025, respectively, which were subject to a weighted average interest rate of 6.552% and 6.879% for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. There were no borrowings against our Revolving Credit Facility at March 31, 2026 or December 31, 2025. The Notes bear interest at a fixed rate of 4.250% per annum and accordingly do not vary with prevailing interest rates.

As of March 31, 2026, hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan would have increased or decreased our interest expense by $8.1 million over a twelve-month period, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our senior notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our senior notes by $11.5 million as of March 31, 2026.

A hypothetical 100 basis point decrease in interest rates would have increased the fair value of our senior notes by $12.6 million as of March 31, 2026.

Investment risk

We had cash and cash equivalents including restricted cash totaling $780.7 million and $685.7 million as of March 31, 2026 and December 31, 2025, respectively. We also had short-term investments of $136.0 million as of December 31, 2025. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term investments primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments.

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

As of March 31, 2026, we had entered into derivative contracts to purchase certain foreign currencies at future dates. The approximate amount of hedges was equal to $245.4 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

For the quarter ended March 31, 2026, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 8, Commitments and Contingencies, included in Part I. Item I of this quarterly report on Form 10-Q.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which factors could materially affect our business, financial condition, liquidity or future results. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity, results of operations, prospects or stock price.

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

There were no common stock repurchases during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

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

PLAYTIKA HOLDING CORP.
Registrant

By:	/s/ Robert Antokol
Robert Antokol
Chief Executive Officer, President and Chairperson of the Board

By:	/s/ Tae Lee
Tae Lee
Chief Financial Officer
Dated as of May 7, 2026