Form 10-Q
period 2026-09-30
Playtika Holding Corp.
filed 2026-11-05
CIK 1828016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
`
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026 the registrant had 382,674,853 shares of common stock, $0.01 par value per share, outstanding.

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

In addition, statements about the impact of the War in Israel are subject to the risks that hostilities may escalate and expand and that the actual impact may differ, possibly materially, from what is currently expected. Additional factors that may cause future events and actual results, financial or otherwise, to differ, potentially materially, from those discussed in or implied by the forward-looking statements include the risks and uncertainties discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 26, 2026. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur, and reported results should not be considered as an indication of future performance. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations.

Part I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$574.9	$684.2
Short-term investments	19.7	136.0
Restricted cash	0.2	1.5
Accounts receivable	145.1	161.8
Prepaid expenses and other current assets	56.3	80.4
Total current assets	796.2	1,063.9
Property and equipment, net	88.3	102.9
Operating lease right-of-use assets	99.5	124.2
Intangible assets other than goodwill, net	346.7	425.7
Goodwill	1,695.7	1,695.7
Deferred tax assets, net	175.4	173.2
Investments in unconsolidated entities	17.1	17.5
Other non-current assets	132.0	115.8
Total assets	$3,350.9	$3,718.9

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$10.8	$11.1
Accounts payable	51.6	80.3
Contingent consideration	320.0	454.0
Operating lease liabilities	23.8	27.5
Accrued expenses and other current liabilities	291.6	395.0
Total current liabilities	697.8	967.9
Long-term debt	2,370.3	2,378.0
Contingent consideration	130.0	280.0
Operating lease liabilities	94.0	115.4
Deferred tax liabilities	1.9	8.2
Other long-term liabilities	415.2	380.8
Total liabilities	3,709.2	4,130.3
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock of $0.01 par value; 1,600.0 shares authorized; 434.5 and 428.8 shares issued, respectively, and 382.7 and 377.0 shares outstanding, respectively	4.3	4.3
Treasury stock at cost, 51.8 shares	(603.5)	(603.5)
Additional paid-in capital	1,454.7	1,423.1
Accumulated other comprehensive income	6.5	15.9
Accumulated deficit	(1,220.3)	(1,251.2)
Total stockholders' deficit	(358.3)	(411.4)
Total liabilities and stockholders’ deficit	$3,350.9	$3,718.9

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except for per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$673.8	$674.6	$2,149.6	$2,076.6
Costs and expenses
Cost of revenue	175.0	178.4	560.1	571.6
Research and development	86.8	98.8	281.2	317.1
Sales and marketing	167.8	206.3	781.0	735.8
General and administrative	123.9	91.2	321.5	174.3
Impairment charges	4.1	1.5	4.6	1.9
Total costs and expenses	557.6	576.2	1,948.4	1,800.7
Income from operations	116.2	98.4	201.2	275.9
Interest and other, net	23.8	40.3	114.1	131.6
Income before income taxes	92.4	58.1	87.1	144.3
Provision for income taxes	52.0	19.0	56.2	41.4
Net income	40.4	39.1	30.9	102.9
Other comprehensive income (loss)
Foreign currency translation	—	0.4	—	23.1
Change in fair value of derivatives	(4.7)	(5.2)	(9.4)	(4.1)
Total other comprehensive income (loss)	(4.7)	(4.8)	(9.4)	19.0
Comprehensive income	$35.7	$34.3	$21.5	$121.9

Net income per share attributable to common stockholders, basic	$0.11	$0.11	$0.08	$0.28
Net income per share attributable to common stockholders, diluted	$0.11	$0.11	$0.08	$0.28
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	381.8	367.9	380.3	372.9
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	382.9	368.2	381.8	373.1
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In millions, except for per share data)
(Unaudited)

	Share capital
	Shares Outstanding	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2026	377.0	$4.3	$(603.5)	$1,423.1	$15.9	$(1,251.2)	$(411.4)
Net loss	—	—	—	—	—	(57.5)	(57.5)
Stock-based compensation	—	—	—	14.2	—	—	14.2
Issuance of shares upon vesting of RSUs and PSUs	3.4	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(1.1)	—	—	(1.1)
Other comprehensive loss	—	—	—	—	(7.3)	—	(7.3)
Balances at March 31, 2026	380.4	4.3	(603.5)	1,436.2	8.6	(1,308.7)	(463.1)
Net income	—	—	—	—	—	48.0	48.0
Stock-based compensation	—	—	—	12.7	—	—	12.7
Issuance of shares upon vesting of RSUs	1.0	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(0.1)	—	—	(0.1)
Other comprehensive income	—	—	—	—	2.6	—	2.6
Balances at June 30, 2026	381.4	4.3	(603.5)	1,448.8	11.2	(1,260.7)	(399.9)
Net income	—	—	—	—	—	40.4	40.4
Stock-based compensation	—	—	—	6.0	—	—	6.0
Issuance of shares upon vesting of RSUs	1.3	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(0.1)	—	—	(0.1)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balances at September 30, 2026	382.7	$4.3	$(603.5)	$1,454.7	$6.5	$(1,220.3)	$(358.3)

	Share capital
	Shares Outstanding	Amount	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (Accumulated deficit)	Total stockholders' equity (deficit)
Balances at January 1, 2025	375.3	$4.1	$(603.5)	$1,362.7	$(0.2)	$(894.2)	$(131.1)
Net income	—	—	—	—	—	30.6	30.6
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(0.8)	*	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	—	25.8	—	—	25.8
Issuance of shares upon vesting of RSUs and PSUs	1.2	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balances at March 31, 2025	375.7	4.1	(603.5)	1,383.1	0.3	(901.2)	(117.2)
Net income	—	—	—	—	—	33.2	33.2
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(1.2)	*	—	(6.1)		—	(6.1)
Share-based compensation	—	—	—	17.7	—	—	17.7
Issuance of shares upon vesting of RSUs	1.8	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(1.1)	—	—	(1.1)
Other comprehensive income	—	—	—	—	23.3	—	23.3
Balances at June 30, 2025	376.3	4.1	(603.5)	1,393.6	23.6	(905.6)	(87.8)
Net income	—	—	—	—	—	39.1	39.1
Cash dividend declared ($0.10 per share)	—	—	—	—	—	(37.6)	(37.6)
Repurchase of common stock	(1.3)	*	—	(5.2)	—	—	(5.2)
Share-based compensation	—	—	—	22.1	—	—	22.1
Issuance of shares upon vesting of RSUs	1.5	*	—	(*)	—	—	—
Income tax withholding related to vesting of RSUs and other	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss	—	—	—	—	(4.8)	—	(4.8)
Balances at September 30, 2025	376.5	$4.1	$(603.5)	$1,409.9	$18.8	$(904.1)	$(74.8)
_______

*    Represents an amount less than 0.1 or $0.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$30.9	$102.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	30.7	33.2
Amortization of intangible assets	103.8	146.3
Impairment charges	4.6	1.9
Stock-based compensation	32.7	64.8
Amortization of loan discount	6.3	6.0
Change in contingent consideration	177.0	4.7
Payment of excess acquisition date fair value of contingent consideration	(111.0)	—
Change in deferred taxes, net	(7.2)	(13.4)
Loss (gain) from foreign currency	0.7	7.5
Non-cash lease expense (income), net	(1.6)	8.4
Other operating activities	0.3	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	16.7	22.3
Prepaid expenses and other current and non-current assets	0.9	(68.5)
Accounts payable	(25.4)	3.7
Accrued expenses and other current and non-current liabilities	(35.0)	(37.5)
Net cash provided by operating activities	224.4	281.8
Cash flows from investing activities
Purchase of property and equipment	(18.3)	(25.6)
Capitalization of internal use software costs	(17.7)	(21.0)
Purchase of software for internal use	(10.9)	(17.3)
Proceeds from short-term investments	135.6	148.1
Purchase of short-term investments	(19.6)	(200.6)
Other investing activities	(0.1)	0.6
Net cash provided by (used in) investing activities	69.0	(115.8)
Cash flows from financing activities
Dividend paid	(37.7)	(112.5)
Repayments on bank borrowings	(14.3)	(14.3)
Payment of tax withholdings on stock-based payments	(1.3)	(2.3)
Payment for share buyback	—	(16.1)
Payment of contingent consideration	(350.0)	—
Net cash used in financing activities	(403.3)	(145.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.7)	0.9
Net change in cash, cash equivalents and restricted cash	(110.6)	21.7
Cash, cash equivalents and restricted cash at the beginning of the period	685.7	567.7
Cash, cash equivalents and restricted cash at the end of the period	$575.1	$589.4

	Nine months ended September 30,
	2026	2025
Supplemental cash flow disclosures
Cash paid for income taxes	$34.8	$129.4
Cash paid for interest	$110.4	$109.5
Non-cash financing and investing activities
Accrued purchases of property and equipment and intangible assets	$4.3	$4.5
Right-of-use assets acquired under operating leases	$3.9	$55.3
Capitalization of stock-based compensation costs	$0.2	$0.8
Accrued dividend	$—	$37.6
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

The significant accounting policies referenced in the annual consolidated financial statements of the Company as of December 31, 2025 have been applied consistently in these unaudited interim consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been recorded within the accompanying financial statements, consisting of normal, recurring adjustments, and all intercompany balances and transactions have been eliminated in the consolidation. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

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

The following table summarizes the major accounts receivable of the Company as a percentage of the total accounts receivable as of the dates indicated:

	September 30, 2026	December 31, 2025
	%
Apple	56%	56%
Google	26%	28%

Accounts receivable are recorded at their transaction amounts and do not bear interest. The Company bases its allowance for credit losses on management's best estimate of the amount of probable credit losses in the Company's existing accounts receivable based on historical collection experience and current economic and market conditions. There were no credit losses for the three or nine months ended September 30, 2026 and 2025.

Severance Pay

On January 14, 2026, the Company announced a reduction in workforce by approximately fifteen percent, which was substantially complete during the first quarter of 2026. Severance liabilities associated with this reduction in force were recognized as incurred within operating expenses on the consolidated statements of comprehensive income and totaled approximately $1.2 million and $16.5 million for the three and nine months ended September 30, 2026.

Refundable Tax Credits

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

On July 29, 2026, the Regulations for the Encouragement of Knowledge-Intensive Industry (Temporary Order), 5786-2026 were approved by the Israeli Minister of Finance which were published in the Official Regulations Gazette on August 2, 2026. The regulations provide that an acquiring company eligible for a tax deduction in respect of the acquisition of a technology company (commonly known as the “Angels Law” deduction) may elect to receive, instead of the deduction, a tax credit that if not utilized against taxable income, may be converted into a cash grant. The new regulation applies to acquisitions in the 2026 tax year and to acquisitions completed prior to the 2026 tax year, solely with respect to the portion that has not yet been deducted for tax purposes. Amounts that have already been deducted are not affected. The benefit is subject to annual compliance with the applicable eligibility requirements, including a required R&D expenditure ratio and a required proportion of R&D employees for Preferred Company with a Technological Enterprise.

The Company accounts for refundable tax credits that are not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of

Government Assistance, and recognizes such grants when the Company has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. Refundable tax credits are accounted for by analogy to government grants, as the Company can realize the benefit regardless of whether or not it has an income tax liability. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740, Income Tax. Refundable tax credits are recorded in the interim condensed consolidated financial statements in accordance with their purpose, generally as a reduction of expenses, or a reduction of asset costs. For the nine months ended September 30, 2026, the Company recorded $12.3 million of Israeli tax credits as reduction of research and development expenses.

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

For the three and nine months ended September 30, 2026 and 2025, credit losses were immaterial.

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

Investment in unconsolidated entities

The Company holds certain equity investments in various unconsolidated entities that, based upon the structure of the investment, are not within the scope of equity method investment accounting that would lead to the consolidation conclusions above. Instead, these investments fall within the scope of ASC 321, Investments - Equity Securities. As permitted within that guidance, the Company has elected to account for these investments at cost less impairment, adjusted for changes in fair value from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. Due to the performance of certain of these investments leading to uncertainty regarding their future viability, the Company recorded an impairment of $0.4 million related to these investments during the nine months ended September 30, 2026. No changes were recorded due to impairment or changes in fair value during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025

Net income per share attributable to common stockholders

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

NOTE 2.     SHORT-TERM INVESTMENTS

Short-term investments at September 30, 2026 are as follows (in millions):

	September 30, 2026
	Amortized cost	Allowance for credit losses	Unrealized gains, gross	Unrealized losses, gross
Term deposits	$19.7	$—	$—	$—

Short-term investments at December 31, 2025 are as follows (in millions):

	December 31, 2025
	Amortized cost	Allowance for credit losses	Unrealized gains, gross	Unrealized losses, gross
Term deposits	$71.8	$—	$—	$—
Commercial papers	64.2	—	—	—
Total short-term investments	$136.0	$—	$—	$—

NOTE 3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at September 30, 2026 and December 31, 2025 are as follows (in millions):

	September 30, 2026	December 31, 2025
Employees and related expenses	$120.0	$142.3
Accrued expenses	92.6	98.4
Media buy	48.6	72.7
Deferred revenues	15.5	28.8
Tax accruals	14.9	15.1
Dividend payable	—	37.7
Total accrued expenses and other current liabilities	$291.6	$395.0

NOTE 4.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2026 and December 31, 2025 are as follows (in millions):

	September 30, 2026	December 31, 2025
Long-term tax reserves	$406.0	$378.9
Employee related liabilities	8.5	—
Unrecognized loss on interest rate swaps	—	1.5
Other	0.7	0.4
Total other long-term liabilities	$415.2	$380.8

NOTE 5.    DEBT

	September 30, 2026				December 31, 2025
(in millions, except interest rates)	Maturity	Interest rate	Book value	Face value	Book value
Term Loan	2028	6.551%	$1,784.3	$1,795.5	$1,793.2
Senior Notes	2029	4.250%	596.8	600.0	595.9
Revolving Credit Facility	2027	n/a	—	—	—
Total debt			2,381.1	2,395.5	2,389.1
Less: Current portion of long-term debt			(10.8)	(19.0)	(11.1)
Long-term debt			$2,370.3	$2,376.5	$2,378.0

Book value of debt in the table above is reported net of deferred financing costs and original issue discount of $14.4 million and $20.7 million at September 30, 2026 and December 31, 2025, respectively.

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

The Revolving Credit Facility includes a maximum first-priority net senior secured leverage ratio financial maintenance covenant of 6.25 to 1.0. At September 30, 2026, the Company’s first-priority net senior secured leverage ratio was 1.5 to 1.0.

The Company was in compliance with its financial and other covenants under the Credit Agreement as of September 30, 2026.

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

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 19, 2026, the Company’s controlling shareholder requested approval from the NDRC, under the 2023 Administrative Measures for the Review and Registration of Medium and Long-Term Foreign Debt of Enterprises (the “Foreign Debt Rules”), for the Company to issue bonds in an amount not to exceed $800 million for the purpose of prepaying a portion of the principal of the outstanding term loan under the Company’s Credit Agreement, dated as of December 10, 2019, by and among the lenders party thereto (the “Request”).

On August 18, 2026, the Company’s controlling shareholder informed the Company that the NDRC had approved the Request, with the approval valid through July 30, 2027.

On September 30, 2026, the Company’s controlling shareholder requested approval from the NDRC under the Foreign Debt Rules for the Company to incur (a) term loans in an amount not to exceed $1 billion for the purpose of refinancing a portion of the principal of the Company’s outstanding term loan under the Credit Agreement, and (b) revolving credit loans in an amount not to exceed $550 million for the purpose of the extension of the existing revolving credit loans. This request remains under review by the NDRC. Any future approval does not obligate the Company to incur any indebtedness, and whether and on what terms the Company does so will depend on market conditions and other factors..

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

NOTE 6.    EQUITY TRANSACTIONS AND STOCK INCENTIVE PLAN

Overview of Stock Incentive Plan

On May 26, 2020, the Board of Directors of the Company approved the Playtika Holding Corp. 2020 Incentive Award Plan (the “Plan”).

As of September 30, 2026, a total of 71,138,821 shares of the Company’s common stock had been allocated to awards granted under the Plan and 9,062,597 shares remained available for future grants.

Stock repurchase program

On May 9, 2024, the Company announced that its Board of Directors authorized a stock repurchase program for up to $150 million of the Company’s common stock. Under the repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or discontinued at any time at the Company’s discretion. There were no shares of common stock repurchased and retired during the three and nine months ended September 30, 2026. As of September 30, 2026, $129.0 million remains available under the Company’s stock repurchase program.

Stock options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2026:

	Stock	Weighted	Weighted
	Options	Average	Average	Intrinsic
	Outstanding	Remaining	Exercise	Value
	(in millions)	Term (in years)	Price	(in millions)
Outstanding at January 1, 2026	1.1	5.7	$17.16	$—
Granted	—		$—
Exercised	—
Forfeited	(0.3)		$17.43
Expired	—		$—
Outstanding at September 30, 2026	0.8	5.0	$17.08	$—
Exercisable at September 30, 2026	0.8	5.0	$17.23	$—

The Company used the Black-Scholes option pricing model to estimate the grant-date fair value associated with all employee stock options. There were no options granted in the nine months ended September 30, 2026 or 2025.

RSUs

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2026:

		Weighted	Total Fair
		Average	Value of
	Shares	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2026	18.4	$5.94
Granted	5.5	$3.89
Vested	(4.1)	$7.01	$12.1
Forfeited	(1.8)	$6.67
Outstanding at September 30, 2026	18.0	$5.00

The Company used the associated per-share value at the time of grant to determine the compensation cost to be recognized for the RSUs granted during the nine months ended September 30, 2026. For grants of RSUs during periods when the Company expects to pay dividends, including the nine months ended September 30, 2025, the Company estimates the fair value for compensation cost using the value of its common stock on the date of grant, reduced by the present value of dividends expected to be paid on its shares of common stock prior to vesting.

The table below summarizes the assumptions used for the RSUs granted during the nine months ended September 30, 2025:

Risk-free interest rate	3.62% - 4.22%
Expected dividend yield	5.42% - 10.58%
Expected term in years	2.3 - 3.1

PSUs

On August 4, 2026, the Compensation Committee of the Board of Directors of the Company approved PSU grants to certain employees pursuant to the Plan (the “TSR PSUs”). For each annual performance period consisting of September 1 through August 31, 2027, 2028 and 2029, up to one-third of the TSR PSUs will be eligible to vest based on the Company’s total shareholder return (“TSR”) during the applicable performance periods relative to the three defined achievement levels. If the Company’s TSR results for a performance period are between two achievement levels, the achievement percentage of the TSR PSUs will be determined by linear interpolation between the applicable achievement levels.

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

The table below summarizes the assumptions used for the TSR PSUs granted during the nine months ended September 30, 2026:

Risk-free interest rate	4.22%
Expected dividend yield	—%
Expected term in years	3.1

The following table summarizes the Company’s PSU activity during the nine months ended September 30, 2026:

		Weighted	Total Fair
		Average	Value of
	Shares(1)	Grant Date	Shares Vested
	(in millions)	Fair Value	(in millions)
Outstanding at January 1, 2026	10.8	$5.02
Granted	3.8	$2.19
Vested	(2.1)	$7.14	$7.4
Forfeited	(2.7)	$3.92
Outstanding at September 30, 2026	9.8	$3.76
________
(1)    The number of PSUs outstanding represent the total number of PSUs granted to each recipient eligible to vest if the Company meets its highest specified performance goals for the applicable period.

Stock-based compensation

The following table summarizes stock-based compensation costs as reported by award type (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options	$0.1	$0.2	$0.2	$0.8
RSUs	10.1	14.8	30.9	43.8
PSUs	(4.2)	7.1	1.8	21.0
Total stock-based compensation costs	$6.0	$22.1	$32.9	$65.6

The following table summarizes stock-based compensation costs, net of amounts capitalized, as reported on the Company’s consolidated statement of comprehensive income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development expenses	$2.1	$4.1	$6.3	$12.9
Sales and marketing expenses	0.6	1.0	2.0	2.5
General and administrative expenses	3.3	16.7	24.4	49.4
Total stock-based compensation costs, net of amounts capitalized	$6.0	$21.8	$32.7	$64.8

The Company capitalized stock-based compensation of $0.3 million during the three months ended September 30, 2025, and $0.2 million and $0.8 million during the nine months ended September 30, 2026 and 2025, respectively. There was no capitalized stock-based compensation during the three months ended September 30, 2026.

As of September 30, 2026, the Company’s total unrecognized stock-based compensation expenses related to stock options, RSUs and PSUs was approximately $0.1 million, $81.5 million and $10.2 million, respectively. The expense related to stock options, RSUs and PSUs are expected to be recognized over a weighted average period of 0.4 years, 2.2 years and 1.7 years, respectively.

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

The aggregate fair value of the Company’s interest rate swap agreements was a net asset of $8.7 million as of September 30, 2026, and was recorded in the accompanying consolidated balance sheets based upon the timing of the underlying expected cash flows in amounts detailed in Note 8, Fair Value Measurements.

Foreign currency hedge agreements

At September 30, 2026, the Company had outstanding derivative contracts to purchase certain foreign currencies, including EUR, ILS, RON, and PLN at future dates. The amount of future operating expenses the Company had hedged was approximately $244.1 million, and all contracts are expected to mature during the upcoming 12 months. The aggregate fair value of the Company’s derivative contracts was a net liability of $3.3 million as of September 30, 2026 and was recorded in the accompanying consolidated balance sheets in amounts detailed in Note 8, Fair Value Measurements.

The following table summarizes the volume of derivative instrument activity (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Derivative instruments - foreign currency derivative contracts	$57.6	$65.3	$232.2	$151.1
Derivative instruments - interest rate swaps	—	—	500.0	—
Derivative instruments - others (non-hedging)	—	—	—	—

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

The following table summarizes the fair value of the Company’s long-term debt for disclosure purposes (in millions):

	September 30, 2026
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,795.5	$1,737.1	Level 2
Senior Notes	600.0	537.0	Level 2
Total debt	$2,395.5	$2,274.1

	December 31, 2025
	Face Value	Fair Value	Fair Value Hierarchy
Term Loan	$1,809.8	$1,746.5	Level 2
Senior Notes	600.0	539.3	Level 2
Total debt	$2,409.8	$2,285.8

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated balance sheets at September 30, 2026 and December 31, 2025 (in millions):

		Fair Value at
	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Cash equivalents
Money market funds	Level 1	$170.8	$291.3
Term deposits	Level 2	88.1	198.5
Commercial papers	Level 2	109.6	39.8

Short-term investments
Term deposits	Level 2	$19.7	$71.8
Commercial papers	Level 2	—	64.2

Prepaid expenses and other current assets
Derivative instruments - interest rate swaps	Level 2	$5.8	$4.9
Derivative instruments - foreign exchange contracts	Level 2	2.6	12.9

Other non-current assets
Derivative instruments - interest rate swaps	Level 2	$2.9	$—

Accrued expenses and other current liabilities
Derivative instruments - interest rate swaps	Level 2	$—	$0.6
Derivative instruments - foreign exchange contracts	Level 2	5.9	*

Other long-term liabilities, including employee related benefits
Derivative instruments - interest rate swaps	Level 2	$—	$1.5
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

The change in fair value of contingent consideration payable was valued using significant unobservable inputs (Level 3), was included in the general and administrative expenses in the Company’s consolidated statements of comprehensive income and consisted of the following (in millions):

Balance as of January 1, 2026	$734.0
Contingent consideration payment	(461.0)
Fair value adjustments based upon post-acquisition performance and passage of time	177.0
Balance as of September 30, 2026 (1)	$450.0
_______
(1)    Amount comprised of $450.0 million for SuperPlay acquisition.

The SuperPlay earnout amount and eligibility is contingent on both SuperPlay revenue performance and SuperPlay Adjusted EBITDA metrics. The Company estimated the fair value of its SuperPlay contingent consideration liability at September 30, 2026 using a Monte Carlo simulation to model components of cash flow analyses. The significant assumptions used in the SuperPlay model include revenue volatility of 12.5%, discount rate of 13.3% and a risk free rate of 5.7%. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined in ASC 820. The extent to which the actual results differ from assumptions made within the simulation and analyses, along with adjustments resulting from the passage of time, will result in changes in these liabilities in future periods. Based on certain gross revenue growth and Adjusted EBITDA metrics of SuperPlay during the calendar year 2026, earnout payments could exceed currently estimated amounts.

The Company has not elected the fair value measurement option under ASC 825 for any financial assets or liabilities.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

On November 13, 2023, plaintiff Gina Burt filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Coffee County, Tennessee, alleging that the Company’s social casino-themed games are unlawful gambling under Tennessee law. The lawsuit seeks to recover all amounts paid by Tennessee residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved but excluding any residents who spent $75,000 or more during such time period. The plaintiff filed an amended complaint on August 28, 2025, adding several individual plaintiffs. The Company removed the case to federal court on September 29, 2025. On January 12, 2026, Plaintiffs voluntarily dismissed claims by plaintiffs Gina Burt, Don Burt and Jamie Trimble, proceeding with Hunter Trimble as the sole named plaintiff. In response to a joint motion of the parties, on January 28, 2026, the court entered an order compelling arbitration of plaintiff’s claims. Plaintiff filed an arbitration demand on March 20, 2026. The parties completed opening briefing on certain threshold issues on September 4, 2026 and the plaintiff submitted a supplemental brief on October 9, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On March 8, 2023, plaintiff Gayla Hamilton Mills filed a lawsuit against the Company and its subsidiary, Playtika Ltd., in the Circuit Court of Franklin County, Alabama, alleging that the Company’s social casino-themed games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. After the Company removed the case to the U.S. District Court for the Northern District of Alabama, plaintiff dismissed the complaint and filed a very similar new complaint in the Circuit Court of Franklin County, Alabama on August 25, 2023. The new complaint asserted the same cause of action and bases for relief, but limited the requested recovery to the amounts paid to the Company in connection with its games only by those Alabama residents who spent less than $75,000 during the one year before the filing of the lawsuit until the case is resolved. The court ordered arbitration and stayed the case on August 20, 2025. The arbitrator held a hearing on preliminary issues on June 30, 2026. The parties completed post-hearing supplemental briefing on August 17, 2026. On September 22, 2026, the arbitrator issued a final award dismissing plaintiff’s claims in their entirety as barred by the Israeli choice-of-law provision in the Company’s terms of service.

On June 6, 2025, plaintiff Stuart Mills filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., on behalf of all Alabama-based players of the Company’s games in the Circuit Court of Franklin County, Alabama. The suit, like the suit brought by Gayla Hamilton Mills, alleges that the Company’s casino-themed social games are unlawful gambling under Alabama law. The lawsuit seeks to recover all amounts paid by Alabama residents to the Company in connection with its games during the period beginning one year before the filing of the lawsuit until the case is resolved. The suit was filed by the same counsel who represent Gayla Hamilton Mills. The Company removed the case to the U.S. District Court for the Northern District of Alabama on July 11, 2025. Plaintiff’s motion to remand to state court was filed on August 11, 2025. The court denied the motion to remand and compelled the parties to arbitration on January 20, 2026. Plaintiff filed a petition seeking permission for interlocutory review by the Eleventh Circuit U.S. Court of Appeals of the denial of his motion to remand on January 30, 2026. The court denied the petition on February 19, 2026 and plaintiff filed an arbitration demand on March 11, 2026. The parties submitted opening briefs on certain preliminary issues on October 1, 2026 and a hearing on those issues has been scheduled for December 9, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows.

On October 27, 2025, plaintiff Andrew Wright filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of Utah, alleging that the Company’s social casino-themed games are unlawful gambling under Utah law. The lawsuit seeks to recover twice the amount of economic losses suffered by Utah residents to the Company in connection with its social casino-themed games plus interest and attorneys’ fees. The Company filed a motion to compel arbitration on February 17, 2026. On April 15, 2026, the court granted our motion to compel arbitration and stayed the case. The plaintiff filed an arbitration demand on August 10, 2026. At this stage, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On October 29, 2025, plaintiff William Barbarino filed a putative class action lawsuit against the Company and its subsidiary, Playtika Ltd., in the U.S. District Court for the District of New Jersey, alleging that the Company’s social casino-themed games are unlawful gambling under federal and New Jersey law. The lawsuit seeks to recover up to three times the amount of economic losses suffered by New Jersey residents to the Company in connection with its social casino-themed games plus interest, attorneys’ fees and other relief to which the plaintiff and the putative class may be entitled. The parties filed a joint stipulation and proposed order submitting the claims to arbitration, staying the case and preserving the parties’ positions on January 27, 2026. The plaintiff filed an arbitration demand on April 29, 2026 and an arbitrator was appointed on August 12, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On June 24, 2025, we received a letter from the Attorney General of the State of Washington alleging that our social casino-themed and bingo-themed games violate state gambling and consumer protection laws, and requesting that we pay certain monetary penalties and prevent those games from being available to play in the state in the future. The Attorney General initiated a lawsuit in King County Superior Court in the State of Washington on February 3, 2026, against the Company and several of its subsidiaries asserting those same allegations. The Attorney General is seeking injunctive and declaratory relief, recovery of monies spent by Washington players in the games, civil statutory penalties, costs and fees, and other relief. The Company filed motions to dismiss the complaint for failure to state a claim, to dismiss the Company for lack of personal jurisdiction and to sever the cases against the Company defendants and unrelated defendants on May 18, 2026. The Attorney General filed oppositions to these motions on July 1, 2026. The Company filed replies in support of those motions on July 30, 2026. The court held a hearing on these motions on August 7, 2026 and, on September 22, 2026, issued orders granting the motion to sever but denying the motions to dismiss. On September 25, 2026, the Company filed a motion to certify the question regarding whether the Attorney General has authority to bring an action to recover money lost by individual players under the Recovery of Money Lost at Gambling Act for discretionary review by Court of Appeals. The Attorney General filed an opposition to the Company’s motion on October 5, 2026 and the Company filed its response on October 14, 2026. The court granted the motion to certify question for discretionary review by Court of Appeals on October 15, 2026. The Company filed its answer to the Attorney General’s complaint on October 23, 2026. As the case is in preliminary stages, the Company cannot estimate what impact, if any, the litigation may have on its results of operations, financial condition or cash flows. The Company intends to defend this case vigorously.

On July 8, 2025, the Company received pre-arbitration notices from a law firm purporting to represent 3,860 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s social casino-themed games violate state laws against gambling and that the games use false, deceptive and misleading practices. The notice demands the payment of the greater of $5,000 or the actual amount of in-game losses for the claimants, plus punitive and other damages and attorneys’ fees as well as the cessation of the alleged unlawful conduct. On August 5, 2025, we were notified that the law firm was continuing to solicit claimants and that they now represented approximately 4,700 claimants. On November 4, 2025, the law firm filed arbitration demands on behalf of approximately 1,600 claimants. On March 23, 2026, the claimants filed an amended demand naming certain of the Company’s officers as additional respondents. The amended demand alleges that the officers engaged in fraud and racketeering by virtue of their authority over the Company’s games and practices which the claimant alleges violate gambling and consumer protections laws. The parties completed briefing of certain threshold issues for resolution by a merits arbitrator, and oral argument on those issues was held on October 9, 2026. On October 23, 2026, the arbitrator issued a final award enforcing the Israeli choice-of-law provision in the Company’s terms of service. As of the date hereof, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On February 10, 2026, the Company received pre-arbitration notices from another law firm purporting to represent 3,133 claimants who have played the Company’s games and intend to file arbitration demands alleging that the Company’s games violate state laws against gambling, that the games use unfair and deceptive practices and that the Company has been unjustly enriched. The notice demands the full restitution of all amounts expended by the claimants, restitution and disgorgement, interest, and other damages and attorneys’ fees. On April 30, 2026, the law firm notified the Company that it was continuing to solicit claimants and that they represented an additional 2,100 claimants. On August 31, 2026, the claimants filed arbitration demands and, on October 1, 2026, an arbitrator was appointed. The parties are expected to submit briefing on certain threshold issues by November 19, 2026 with a hearing, if needed, scheduled for December 14, 2026. As of the date hereof, the Company lacks adequate information to assess the nature or validity of these claims. As such, the Company cannot estimate what impact, if any, these claims may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On December 8, 2025, Toni Morrow filed a putative class action complaint in the United States District Court for the Western District of Washington against SuperPlay Ltd., relating to the game Dice Dreams. The complaint alleges, among other things, that the game constitutes unlawful gambling under Washington law and includes unfair and deceptive practices in connection with in-game purchase offers and purported “sales”, and seeks, inter alia, injunctive relief and restitution. SuperPlay Ltd. filed its response to the complaint on April 24, 2026. The plaintiff filed an amended complaint on May 15, 2026 and SuperPlay Ltd. filed a motion to dismiss the complaint on June 29, 2026. Plaintiff’s opposition to the motion to dismiss was filed on July 20, 2026. SuperPlay Ltd.’s reply was filed on July 27, 2026. On September 2, 2026, the parties agreed to stay the case to discuss a potential resolution of the claims. The Company does not currently expect this matter to have a material impact on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On December 10, 2025, Maor Ben Shushan filed a Motion for Certification of a class action lawsuit in the District Court in Central Lod, Israel, against Playtika Group Israel Ltd. (“PGI”), alleging misrepresentation in connection with in-app purchases offered to Israeli users in U.S. dollars in several Playtika games, including Slotomania, House of Fun, Caesars Slots, and others, resulting in higher final charges due to allegedly undisclosed foreign currency conversion rates and related fees. The lawsuit seeks NIS 18,357 in personal damages to the petitioner and approximately NIS 28 million in damages to the tentative class or approximately USD $8.8 million, using the exchange rate of NIS 3.19: USD $1.00, which was the exchange rate in effect on December 31, 2025. On July 16, 2026, PGI filed its response to the Motion for Certification. The parties have agreed to engage in mediation, with a mediation session scheduled for November 16, 2026. As a result, the pre-trial hearing which was originally scheduled for September 9, 2026 has been rescheduled for February 14, 2027. As this litigation matter is in preliminary stages, the Company cannot estimate what impact, if any, they may have on its results of operations, financial condition or cash flows. The Company intends to defend these claims vigorously.

On January 5, 2026, Daniela Beninati filed a putative class action in the Federal Court of Australia (Victoria Registry) against the Company, alleging that certain of our social casino-themed games constitute unlawful interactive gambling services under the Australian Interactive Gambling Act 2001 (Cth), and that the Company engaged in misleading or deceptive conduct and unconscionable conduct in violation of the Australian Consumer Law in connection with the marketing and monetization of such games. The complaint seeks, inter alia, declaratory and injunctive relief, restitution of amounts paid for in-game virtual currency by Australian-based users, damages, interest and costs. On March 26, 2026 the Company filed a motion to compel arbitration and stay the lawsuit. An interlocutory hearing was held on September 24, 2026. The matter is in its preliminary stages. Accordingly, the Company cannot estimate what impact, if any, it may have on its results of operations, financial condition or cash flows. The Company intends to defend this matter vigorously.

On March 6, 2026, Crystiauna McLallen filed a putative class action complaint in the United States District Court for the Eastern District of Washington against SuperPlay Ltd., relating to its games, including Dice Dreams and Domino Dreams. The complaint alleges, among other things, that the games constitute unlawful gambling under Washington law and violate state consumer protection laws, and seeks, inter alia, injunctive relief and restitution on behalf of a class of Washington residents who made purchases in the games. Plaintiff subsequently filed an amended complaint to add plaintiff Michael Willis to the complaint. Superplay Ltd. filed a motion to compel arbitration on August 7, 2026 and an amended motion to compel arbitration on September 18, 2026. On October 16, 2026, the parties filed a notice of settlement to advise the court that the parties reached a settlement in principle. The proposed settlement does not involve any material financial obligation of the Company and is not expected to have a material financial impact to the Company’s financial statements as a whole.

On March 26, 2024, the Tel Aviv 3 Tax Office (the “ITA”) issued an assessment order (the “2017 Assessment Order”) to Playtika Ltd. for tax year 2017 alleging that Playtika Ltd. should have applied a higher tax rate to certain income and denying certain tax credits. The 2017 Assessment Order claimed that, as of March 26, 2024, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax year 2017 in the amount of approximately NIS 72.9 million. On April 14, 2024, Playtika Ltd. filed a notice of appeal in the Tel Aviv District Court challenging the 2017 Assessment Order. On May 15, 2024, the ITA filed its statement of assessment grounds, and on December 1, 2024, Playtika Ltd. filed its statement of appeal grounds. On June 12, 2025, the ITA issued an assessment order (the “2018 Assessment Order”) for tax year 2018 in which it repeated similar arguments to those raised in the 2017 Assessment Order and also disallowed certain aircraft-related business expenses. The 2018 Assessment Order claimed that, as of June 12, 2025, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax year 2018 in the amount of approximately NIS 85.8 million. On June 26, 2025, Playtika Ltd. filed a notice of appeal and a case was opened in the Tel Aviv District Court. On July 14, 2025, the ITA filed its statement of assessment grounds, and on September 29, 2025, Playtika Ltd. filed its statement of appeal grounds. On December 14, 2025, the cases relating to the 2017 Assessment Order and 2018 Assessment Order were consolidated and a preliminary hearing occurred. At the preliminary hearing, the Court determined that, in light of the expected imminent issuance of assessment orders for additional years, the deadlines for filing affidavits and the evidentiary hearing date for witness examinations would be set after the arguments are filed in connection with the additional assessment orders for tax years 2019-2021. In this hearing, the ITA informed the Court that it was rescinding its claims disallowing the aircraft-related business expenses. On December 11, 2025, the ITA issued an assessment order (the “2019-2021 Assessment Order”) to Playtika Ltd. for tax years 2019-2021. In that order, the ITA repeated similar arguments to those raised in the 2017 Assessment Order and the 2018 Assessment Order and also denied foreign tax credits in the amount of approximately NIS 19 million for tax years 2019-2021. In addition, in the 2019-2021 Assessment Order, the ITA alleged that the interest rate set for intercompany loans Playtika Ltd. provided should have been higher under transfer pricing principles. The ITA also claimed a “secondary adjustment” in the form of interest on a deemed debt balance in favor of Playtika Ltd., due to the additional deemed income owed to Playtika Ltd. per the ITA’s claims. The 2019-2021 Assessment Order claimed that, as of December 11, 2025, Playtika Ltd. was obliged to pay additional taxes (including interest and CPI linkage) for tax years 2019-2021 in the amount of approximately NIS 312.9 million. On December 31, 2025, Playtika Ltd.filed a notice of appeal regarding the 2019-2021 Assessment Order and a case was opened in the Tel Aviv District Court. On January 28, 2026, the ITA filed its statement of assessment grounds. On April 22, 2026, the court approved the consolidation of all of the cases relating to the assessment orders described above. Playtika Ltd. filed its appeal arguments on July 21, 2026. Evidentiary hearings are currently scheduled for June 2027. The total amount of the assessments under the 2017 Assessment Order, the 2018 Assessment Order and the 2019-2021 Assessment Order was approximately USD 154 million as of the respective dates of the assessment orders, using the exchange rate of NIS 3.07 : USD $1.00, which was the exchange rate in effect on September 30, 2026. This amount remains subject to continued accrual interest and linkage of the Israeli CPI until paid. The Company intends to pursue this case vigorously.

On July 2, 2026, the Company received notice from Amazon.com Inc. (“Amazon”) of an impending class settlement in a putative class action brought against Amazon by Steven Horn, an individual resident of Washington, in the United States District Court for the Western District of Washington. The case seeks damages from Amazon for its facilitation of slot, bingo and poker-themed apps on its platform which allegedly violated Washington gambling law and Washington consumer protection laws, on behalf of a nationwide class of consumers who made purchases in those apps. The settlement, which was filed with the court on July 9, 2026, would entitle the class to recover 30 percent of all payments made by members of the class on the Amazon platform. As part of the settlement, Amazon would assign its contractual indemnification rights against the Company to a trust established for the benefit of the settlement class. The trust then would seek to enforce the judgment against the Company. The proposed settlement assigns a share of the judgment to the Company’s subsidiaries of approximately $51 million in the aggregate. The Company, along with other developers, filed a joint motion to intervene on July 22, 2026 to oppose the proposed settlement. Plaintiff filed its opposition to the motion to intervene on August 6, 2026 and the Company filed its reply on August 12, 2026. The Company intends to defend this matter vigorously.

NOTE 10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table provides information about disaggregated revenue by geographic location of the Company’s players and type of platform (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Geographic location
USA	$401.2	$418.5	$1,291.7	$1,318.7
EMEA	173.7	162.3	550.2	482.7
APAC	60.0	54.7	184.9	151.3
Other	38.9	39.1	122.8	123.9
Total	$673.8	$674.6	$2,149.6	$2,076.6

Revenues through third-party platforms and through the Company’s own direct-to-consumer platforms were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Third-party platforms	$398.7	$465.3	$1,295.8	$1,512.2
Direct-to-consumer platforms	275.1	209.3	853.8	564.4
Total revenues	$673.8	$674.6	$2,149.6	$2,076.6
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

Balances of the Company’s contract assets and liabilities are as follows (in millions):

	September 30, 2026	December 31, 2025
Accounts receivable	$145.1	$161.8
Contract assets (1)	2.6	5.5
Contract liabilities (2)	15.5	28.8
_______
(1)    Contract assets are included within prepaid expenses and other current assets in the Company’s consolidated balance sheets.
(2)    Contract liabilities are included within accrued expenses and other current liabilities as “deferred revenues” in the Company’s consolidated balance sheets.

During three and nine months ended September 30, 2026, the Company recognized $1.8 million and $28.5 million, respectively, of its contract liabilities that were outstanding as of December 31, 2025.

Unsatisfied performance obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.

NOTE 11.    SEGMENT INFORMATION

The Company operates its business as one operating segment and one reportable segment. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The CODM uses revenues and net income for purposes of assessing performance and deciding how to allocate resources. In addition to revenues and net income, the following significant expense categories and amounts are regularly provided to the CODM for use when allocating resources: interest expense (as disclosed in Note 12, Interest and Other, Net,) and advertising expense, which was $138.0 million and $153.2 million for the three months ended September 30, 2026 and 2025, respectively and was $691.5 million and $584.7 million for the nine months ended September 30, 2026 and 2025, respectively. Asset information as presented on the consolidated balance sheets is provided to the CODM.

The Company’s long-lived assets, net, by country of domicile are as follows (in millions):

	September 30, 2026	December 31, 2025
Israel	$73.4	$90.7
USA	48.5	57.0
Germany	28.5	33.4
Ukraine	19.7	22.6
Other	17.7	23.4
Total long-lived assets, net	$187.8	$227.1

NOTE 12.    INTEREST AND OTHER, NET

Interest and other, net are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest expense	$39.1	$36.6	$111.6	$109.2
Interest income	(4.6)	(6.5)	(16.4)	(18.0)
Foreign currency translation differences, net	(11.0)	10.0	18.5	40.1
Other	0.3	0.2	0.4	0.3
Total interest and other, net	$23.8	$40.3	$114.1	$131.6

NOTE 13.    INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
(in millions, except tax rate)	2026	2025	2026	2025
Income before income taxes	$92.4	$58.1	$87.1	$144.3
Provision for income taxes	$52.0	$19.0	$56.2	$41.4
Effective tax rate	56.3%	32.7%	64.5%	28.7%

The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2026 was primarily due to changes in estimated value of contingent consideration, impacts of tax positions that do not meet the more likely than not standard, and the inclusion of Global Intangible Low-Taxed Income. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, and state income taxes, partially offset by favorable impacts of tax positions that do not meet the more likely than not standard and the Israel Preferred Technology Enterprise regime.

NOTE 14.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show a summary of changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2026 and 2025 (in millions):

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2026	$2.9	$1.9	$11.1	$15.9
Other comprehensive income (loss) before reclassifications	—	3.1	(1.5)	1.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.0)	(5.9)	(8.9)
Balance as of March 31, 2026	2.9	2.0	3.7	8.6
Other comprehensive income (loss) before reclassifications	—	2.5	7.5	10.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.0)	(6.4)	(7.4)
Balance as of June 30, 2026	2.9	3.5	4.8	11.2
Other comprehensive income (loss) before reclassifications	—	3.1	(5.2)	(2.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(2.4)	(2.6)
Balance as of September 30, 2026	$2.9	$6.4	$(2.8)	$6.5

	Foreign Currency Translation	Interest Rate Swaps	Foreign Currency Derivative Contracts	Total
Balance as of January 1, 2025	$(20.9)	$22.5	$(1.8)	$(0.2)
Other comprehensive income (loss) before reclassifications	7.2	(4.1)	1.6	4.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	—	(4.2)
Balance as of March 31, 2025	(13.7)	14.2	(0.2)	0.3
Other comprehensive income (loss) before reclassifications	15.5	(0.8)	15.3	30.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.3)	(2.4)	(6.7)
Balance as of June 30, 2025	1.8	9.1	12.7	23.6
Other comprehensive income (loss) before reclassifications	0.4	0.7	1.6	2.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	(3.3)	(7.5)
Balance as of September 30, 2025	$2.2	$5.6	$11.0	$18.8

The amounts in the summary of changes in accumulated other comprehensive income (loss) tables, above, are net of tax expense/(benefits) as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$0.8	$(1.1)	$1.3	$(5.1)
Foreign currency derivative contracts	(1.5)	(0.3)	(2.7)	2.5

Amounts reclassified from accumulated other comprehensive income for interest rate swaps and foreign currency derivative contracts were reclassified to interest expense and operating expenses, respectively, in the Company’s consolidated statements of comprehensive income during the three and nine months ended September 30, 2026 and 2025.

NOTE 15.     NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$40.4	$39.1	$30.9	$102.9
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	381.8	367.9	380.3	372.9
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	382.9	368.2	381.8	373.1
Net income per share, basic	$0.11	$0.11	$0.08	$0.28
Net income per share, diluted	$0.11	$0.11	$0.08	$0.28

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options	0.8	1.2	0.9	1.2
RSUs	10.5	14.7	10.2	16.2
Total	11.3	15.9	11.1	17.4

In addition, 9.8 million PSUs were excluded from the calculation of diluted net income per share for each of the three and nine months ended September 30, 2026 and 10.3 million PSUs were excluded from the calculation of diluted net income per share for each of the three and nine months ended September 30, 2025, because the minimum performance measures were not yet met.

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

Recent Events

Since early 2026, Israel and the United States have been engaged in armed conflict with Iran and Iran-aligned groups, with related hostilities involving Hezbollah in Lebanon, the Houthis in Yemen, and groups in Iraq. Ceasefire arrangements have been partial and have not held uniformly, and attacks on commercial shipping in and around the Strait of Hormuz have continued, contributing to elevated energy prices and market volatility. As of the date of this filing, these events have not had a material direct financial impact on the Company. The Company’s headquarters are located in Israel, and it employs approximately 1,215 professionals there, including the majority of its senior leadership team. The Company continues to monitor developments, including the potential effects of renewed hostilities, security and cyber threats, disruptions to shipping and energy markets, and related operational, personnel, and macroeconomic risks.

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

Research and development

Research and development consists of salaries, bonuses, benefits, other compensation, including stock-based compensation and allocated overhead, related to engineering, research, and development. In addition, research and development expenses include depreciation and amortization expenses associated with assets associated with our research and development efforts. Research and development expenses are presented net of refundable tax credits, including those under Israel’s Law for the Encouragement and Incentivization of Research and Development, which are recorded as a reduction of research and development expenses. We expect that research and development expenses specifically associated with new game development will fluctuate over time.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(in millions, except percentages, Average DPUs and ARPDAU)	(Unaudited)		(Unaudited)
Revenues	$673.8	$674.6	$2,149.6	$2,076.6
Total costs and expenses	$557.6	$576.2	$1,948.4	$1,800.7
Operating income	$116.2	$98.4	$201.2	$275.9
Net income	$40.4	$39.1	$30.9	$102.9
Adjusted EBITDA	$252.1	$217.5	$583.4	$551.8

Non-financial performance metrics
Average DAUs	7.1	8.2	7.9	8.7
Average DPUs (in thousands)	333	354	362	374
Average Daily Payer Conversion	4.7%	4.3%	4.6%	4.3%
ARPDAU	$1.03	$0.89	$1.00	$0.88
Average MAUs	21.5	26.4	25.5	29.4

Comparison of the three and nine months ended September 30, 2026 versus the three and nine months ended September 30, 2025

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(in millions)	(Unaudited)		(Unaudited)
Revenues	$673.8	$674.6	$2,149.6	$2,076.6
Cost of revenue	$175.0	$178.4	$560.1	$571.6
Research and development	86.8	98.8	281.2	317.1
Sales and marketing	167.8	206.3	781.0	735.8
General and administrative	123.9	91.2	321.5	174.3
Impairment charges	4.1	1.5	4.6	1.9
Total costs and expenses	$557.6	$576.2	$1,948.4	$1,800.7

Revenues

Revenues for the three months ended September 30, 2026 decreased by $0.8 million when compared with the comparable period of 2025. Revenues for the nine months ended September 30, 2026 increased by $73.0 million when compared with the comparable period of 2025 primarily due to incremental revenues from certain SuperPlay titles which more than offset the decrease in revenues due to reduced monetization in other games.

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2026 decreased by $3.4 million and $11.5 million, respectively, when compared with the comparable periods of 2025. The decrease in cost of revenue was primarily driven by a higher proportion of revenue generated through our direct-to-consumer platforms, which incur lower platform fees compared to third-party platforms. The nine month decrease was partially offset by increased platform fees associated with higher overall revenue and higher royalty expenses.

Research and development expenses

Research and development expenses for the three and nine months ended September 30, 2026 decreased by $12.0 million and $35.9 million, respectively, when compared with the comparable periods of 2025. The decrease was primarily attributable to refundable tax credits recognized under Israel’s Law for the Encouragement and Incentivization of Research and Development, which are accounted for as a reduction of research and development expenses and were $10.8 million and $12.3 million for the three and nine months ended September 30, 2026, respectively. The nine-month decrease is also attributable to lower headcount and reduced outsourcing spend as well as a decrease in depreciation and amortization related to fully amortized assets.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2026 decreased $38.5 million when compared with the three months ended September 30, 2025. The decrease was largely due to a decrease in depreciation and amortization related to fully amortized assets, a decrease in media buy in some games, and a reclassification of certain royalty fees to cost of revenue.

Sales and marketing expenses for the nine months ended September 30, 2026 increased by $45.2 million when compared with the nine months ended September 30, 2025. The increases in sales and marketing expenses were due largely to increased media buy related to SuperPlay, offset by a decrease in media buy in some other games, depreciation and amortization related to fully amortized assets, and a reclassification of certain royalty fees to cost of revenue. Sales and marketing expenses may continue to fluctuate between quarters as a percentage of revenues, driven by the timing and scale of marketing strategies for individual games.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2026 increased by $32.7 million and $147.2 million, respectively, when compared with the comparable periods of 2025. The increases are largely due to changes from the revaluation of contingent consideration. Excluding the impact of the revaluation of contingent consideration, general and administrative expenses for three and nine months ended September 30, 2026 decreased $16.5 million and $25.1 million, respectively, primarily due to lower stock-based compensation expense resulting from the full vesting of previously granted awards, lower grant price fair value, and a lower expected number of PSUs vesting, and lower payroll and related expenses due to reduced headcount.

Impairment charge

During the three months ended September 30, 2026 we recorded $4.1 million of impairment charges related to the impairment of operating lease right-of-use asset. During the nine months ended September 30, 2026, impairment charges also included impairment related to our investments in unconsolidated affiliates.

During the three months ended September 30, 2025 we recorded $1.5 million of impairment charges related to the impairment of salary capitalization. During the nine months ended September 30, 2025 impairment charges also included impairment of an operating lease right-of-use asset.

Other Factors Affecting Net Income

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(in millions)	(Unaudited)		(Unaudited)
Interest expense	$39.1	$36.6	$111.6	$109.2
Interest income	(4.6)	(6.5)	(16.4)	(18.0)
Foreign currency exchange, net	(11.0)	10.0	18.5	40.1
Other	0.3	0.2	0.4	0.3
Provision for income taxes	52.0	19.0	56.2	41.4
Interest

Interest expense for the three months ended September 30, 2026 increased $2.5 million when compared with the three months ended September 30, 2025, and interest expense for the nine months ended September 30, 2026 increased $2.4 million when compared with the nine months ended September 30, 2025, both ss a result of higher average interest rates paid on the Company’s variable rate debt.

Interest income for the three months ended September 30, 2026 decreased $1.9 million when compared with the three months ended September 30, 2025, and interest income for the nine months ended September 30, 2026 decreased by $1.6 million when compared with the nine months ended September 30, 2026, both as a result of lower balances held in interest bearing cash, cash equivalent and short-term investment accounts, and lower average interest rates earned on those balances.

Provision for income taxes

The effective income tax rate for the three months ended September 30, 2026 was 56.3% compared to 32.7% for the three months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was 64.5% compared to 28.7% for the nine months ended September 30, 2025. The effective tax rates were determined using a worldwide estimated annual effective tax rate and took discrete items into consideration. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2026 was primarily due to changes in estimated value of contingent consideration, impacts of tax positions that do not meet the more likely than not standard, and the inclusion of Global Intangible Low-Taxed Income. The difference between the effective tax rate and the 21% U.S. federal statutory rate for the nine months ended September 30, 2025 was primarily due to the inclusion of Global Intangible Low-Taxed Income, tax rates in foreign jurisdictions, and state income taxes, partially offset by favorable impacts of tax positions that do not meet the more likely than not standard and the Israel Preferred Technology Enterprise regime.

Net Income

Upon aggregating all of the components of our results of operations above, net income for the three months ended September 30, 2026 increased $1.3 million and for the nine months ended September 30, 2026, decreased $72.0 million when compared with the same periods of 2025.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$40.4	$39.1	$30.9	$102.9
Provision for income taxes	52.0	19.0	56.2	41.4
Interest and other, net	23.8	40.3	114.1	131.6
Depreciation and amortization	44.4	59.3	134.5	179.5
EBITDA	160.6	157.7	335.7	455.4
Stock-based compensation(1)	6.0	21.8	32.7	64.8
Impairment charge	4.1	1.5	4.6	1.9
Changes in estimated value of contingent consideration	80.0	30.8	177.0	4.7
Acquisition and related expenses(2)	0.2	5.3	15.8	15.4
Other items(3)	1.2	0.4	17.6	9.6
Adjusted EBITDA	$252.1	$217.5	$583.4	$551.8
Net income margin	6.0%	5.8%	1.4%	5.0%
Adjusted EBITDA margin	37.4%	32.2%	27.1%	26.6%
_______

(1)    Reflects stock-based compensation expense related to the issuance of equity awards to our employees and Directors.
(2)    Amounts for the three and nine months ended September 30, 2026 consists primarily of $10.1 million of tax credits related to acquisitions. Amounts for all periods also include costs incurred to evaluate and pursue acquisition activities and costs incurred by the Company in connection with the evaluation of strategic alternatives.
(3)    Amounts for the three and nine months ended September 30, 2026 consists primarily of $1.2 million and $16.5 million, respectively, incurred by the Company for severance.
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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, currently available unrestricted cash and cash equivalents, short-term highly liquid investments, and borrowings under our $550 million revolving credit facility (the “Revolving Credit Facility”) (together with our senior secured first lien term loan, the “Credit Agreement”). Our cash and cash equivalents and short-term investments totaled $594.6 million and $820.2 million at September 30, 2026 and

December 31, 2025, respectively. On April 23, 2025, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement which, among other things, decreased the aggregate principal amount of the Revolving Credit Facility from $600 million to $550 million. On February 16, 2026, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement which, among other things, extended the maturity of the Revolving Credit Facility to March 6, 2027.

As previously disclosed in our Current Report on Form 8-K filed on August 19, 2026, our controlling shareholder requested approval from the NDRC, under the 2023 Administrative Measures for the Review and Registration of Medium and Long-Term Foreign Debt of Enterprises (the “Foreign Debt Rules”), for us to issue bonds in an amount not to exceed $800 million for the purpose of prepaying a portion of the principal of the outstanding term loan under our Credit Agreement, dated as of December 10, 2019, by and among the lenders party thereto (the “Request”). On August 18, 2026, our controlling shareholder informed us that the NDRC had approved the Request, with the approval valid through July 30, 2027.

On September 30, 2026, our controlling shareholder requested approval from the NDRC under the Foreign Debt Rules for us to incur (a) term loans in an amount not to exceed $1 billion for the purpose of refinancing a portion of the principal of our outstanding term loan under the Credit Agreement, and (b) revolving credit loans in an amount not to exceed $550 million for the purpose of the extension of the existing revolving credit loans. This request remains under review by the NDRC. Any future approval does not obligate us to incur any indebtedness, and whether and on what terms we do so will depend on market conditions and other factors.

As of September 30, 2026 and December 31, 2025, we had $550 million in additional borrowing capacity pursuant to our Revolving Credit Facility. Payments of short-term debt obligations and other commitments are expected to be made from cash on the balance sheet and operating cash flows. Long-term obligations are expected to be paid through operating cash flows, refinancing of our existing credit facilities or additional debt issuances.

In 2024 and 2025, our Board of Directors declared quarterly cash dividends of $0.10 per share on the Company’s outstanding common stock. Beginning in 2026, the Board determined to discontinue the regular quarterly dividend as part of a broader capital allocation strategy. We remains committed to maintaining financial discipline through a balanced evaluation of strategic growth opportunities, including potential mergers and acquisitions, alongside returns to stockholders and the capital needs of ongoing operations.

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

Cash flows

The following tables present a summary of our cash flows for the periods indicated (in millions):

	Nine months ended September 30,
	2026	2025
Net cash flows provided by operating activities	$224.4	$281.8
Net cash flows provided by (used in) investing activities	69.0	(115.8)
Net cash flows used in financing activities	(403.3)	(145.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.7)	0.9
Net change in cash, cash equivalents and restricted cash	$(110.6)	$21.7

Operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2026 was $224.4 million compared with $281.8 million for the same period of 2025. Net cash flows provided by operating activities for each period primarily consisted of net income generated during the period, exclusive of non-cash expenses such as depreciation, amortization, stock-based compensation and changes in the fair value of contingent consideration payable, with changes in working capital impacted by the payment of annual and incentive bonuses and payment of long-term cash compensation during the first quarter and other normal working-capital timing differences. The activity for the nine months ended September 30, 2026 includes a cash outflow of $111.0 million related to the payment of the SuperPlay earnout. This amount represents the portion of the earnout payment that exceeded the liabiity recorded in the original purchase price allocation.

Investing activities

Net cash flow provided by investing activities for the nine months ended September 30, 2026 was $69.0 million compared with cash flow used in investing activities of $115.8 million for the same period of 2025. Cash flows related to investing activities generally includes activity related to the purchase of and proceeds from short-term investments and marketable securities as well as outflows related to the purchase and capitalization of assets. The activity for the nine months ended September 30, 2026 includes a cash inflow of $135.6 million in proceeds from the sale of short-term investments. The activity for the nine months ended September 30, 2025 includes a cash inflow of $148.1 million in proceeds from the sale of short-term investment and a cash outflow of $200.6 million for the purchase of short-term investments.

Financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2026 was $403.3 million, compared with $145.2 million for the same period of 2025. Financing activity cash flows for the nine months ended September 30, 2026 primarily relates to cash paid in relation to the Company’s purchase of SuperPlay. Financing activity cash flows in both 2026 and 2025 included cash dividends paid and repayments on our bank borrowings, and for the nine months ended September 30, 2025 includes $16.1 million of cash paid for repurchases of common stock under the Company’s stock repurchase program.

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

Significant terms of the Credit Facilities, the Term Loan and the Notes, including balances outstanding, interest and fees, mandatory and voluntary prepayment requirements, collateral and guarantors and restrictive covenants are detailed in Note 5, Debt, to the accompanying consolidated financial statements and in Note 13, Debt, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026.

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

We had borrowings outstanding under our Term Loan with book values of $1,784.3 million and $1,793.2 million at September 30, 2026 and December 31, 2025, respectively, which were subject to a weighted average interest rate of 6.538% and 6.879% for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. There were no borrowings against our Revolving Credit Facility at September 30, 2026 or December 31, 2025. The Notes bear interest at a fixed rate of 4.250% per annum and accordingly do not vary with prevailing interest rates.

As of September 30, 2026, hypothetical 100 basis point increase or decrease in weighted average interest rates under our Term Loan would have increased or decreased our interest expense by $8.0 million over a twelve-month period, including consideration of the impact the hypothetical basis point change would have had on our interest rate swap agreements.

The fair value of our senior notes will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

A hypothetical 100 basis point increase in interest rates would have decreased the fair value of our senior notes by $12.0 million as of September 30, 2026.

A hypothetical 100 basis point decrease in interest rates would have increased the fair value of our senior notes by $12.1 million as of September 30, 2026.

Investment risk

We had cash and cash equivalents including restricted cash totaling $575.1 million and $685.7 million as of September 30, 2026 and December 31, 2025, respectively. We also had short-term investments of $19.7 million and $136.0 million as of September 30, 2026 and December 31, 2025, respectively. Our investment policy and strategy primarily attempts to preserve capital and meet liquidity requirements without significantly increasing risk. Our cash and cash equivalents and short-term investments primarily consist of commercial papers, bank deposits and money market funds. We do not enter into investments for trading or speculative purposes. Changes in rates would primarily impact interest income due to the relatively short-term nature of our investments.

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

As of September 30, 2026, we had entered into derivative contracts to purchase certain foreign currencies at future dates. The approximate amount of hedges was equal to $244.1 million, and all contracts are expected to mature during the upcoming 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

For the quarter ended September 30, 2026, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no common stock repurchases during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

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
Dated as of November 5, 2026